Form 10-K
period 2022-03-26
CIRRUS LOGIC, INC.
filed 2022-05-20
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 26, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,809,967,527 based upon the closing price reported on the NASDAQ Global Select Market as of September 25, 2021. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 18, 2022, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 56,108,704.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 29, 2022 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 26, 2022

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
Company Strategy
Cirrus Logic targets growing markets in which we can leverage our expertise in advanced mixed-signal processing to solve complex problems.  The Company has identified three growth vectors that are expected to fuel opportunities in the coming years. First, we anticipate maintaining our leadership position in smartphone audio. Second, we are focused on broadening sales of audio components in key profitable applications beyond smartphones. Third, we are applying our mixed-signal engineering expertise to develop solutions in new, adjacent high-performance mixed-signal applications. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.  In fiscal year 2022, we also expanded our high-performance mixed-signal power products with the addition of fast-charging solutions through the Lion Semiconductor acquisition.
Cirrus Logic focuses on building strong engineering relationships with our customers’ product teams and works to develop highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware which incorporates software algorithms from some combination of our own intellectual property (“IP”) - algorithms that have been ported to our platform by an ecosystem of third-party partners and our customers’ IP. When we have been successful with this approach, an initial design win can often lead to an opportunity to further increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new products.
Markets and Products
The Company's product line categories are Audio and High-Performance Mixed-Signal. While we continue to see new opportunities for growth in the coming years with audio products in both smartphones and applications beyond smartphones, we believe the largest opportunity to drive product diversification and fuel exciting avenues of growth in the coming years is with our high-performance mixed-signal product line. See Note 10 - Revenues for disclosure of revenue by product line categories.
The following provides a detailed discussion regarding our audio and high-performance mixed-signal product lines.

Audio Products:  Boosted amplifiers, codecs, smart codecs, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
High-Performance Mixed-Signal Products:  Camera controllers, haptic driver and sensing solutions, power conversion and control ICs and fast-charging ICs.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, tablets, truly wireless headsets, laptops, AR/VR headsets, home theater systems, automotive entertainment systems and professional audio systems. We have an extensive portfolio of products: “codecs,”

which are components that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"); “smart codecs,” which are codecs with integrated digital signal processing; boosted amplifiers; and standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, hearing augmentation and active noise cancellation.
HIGH-PERFORMANCE MIXED-SIGNAL PRODUCTS
Drawing on our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain into new categories where we provide a range of high-performance mixed-signal products, including haptic driver and sensing solutions, camera controllers, power conversion and control ICs and fast-charging ICs. These products are primarily used in smartphones to help deliver a more immersive and compelling user experience. This product line also includes legacy industrial and energy applications such as digital utility meters, power supplies, energy control, energy measurement and energy exploration.
Customers, Marketing, and Sales
We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that obtain value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales. Our domestic sales force includes direct sales offices located primarily in California and Texas.  International sales offices and staff are located in Japan, People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors.  We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 20—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.
Since the components we produce are largely proprietary and generally not available from secondary sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs. For each of fiscal years 2022, 2021, and 2020, our ten largest end customers, represented approximately 93 percent of our sales. For fiscal years 2022, 2021, and 2020, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 83 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2022, 2021, or 2020.
Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by GLOBALFOUNDRIES Inc., (“GlobalFoundries”) and Taiwan Semiconductor Manufacturing Company, Limited ("TSMC"). In fiscal year 2022, the Company entered a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through calendar year 2026. See Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional details. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Co., Ltd., STATS ChipPAC Pte. Ltd., Amkor Technology, Inc. and SFA Semicon Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we believe we are able to mitigate certain risks in the fabrication processes by using multiple outside foundries, an interruption of supply by one or more of these foundries could materially impact the Company. We maintain business interruption insurance to help reduce the risk of wafer supply interruption; however, the impact of an interruption could exceed our insurance. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits can increase as demand grows for these basic commodities. In most cases, we do not procure these materials ourselves; nevertheless, we are reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help mitigate risks associated with constrained capacity, we use multiple foundries and assembly and test sources.
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 26, 2022, we held approximately 4,000 pending and issued patents worldwide, which include approximately 1,350 granted U.S. patents, 440 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2022 through 2041. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2022, and we continue to obtain new patents through our ongoing research and development.
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
See Note 10 - Revenues of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by product line. See Note 20 — Segment Information, for details on sales and property, plant and equipment, net, by geographic locations.
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
Competition
Markets for our products are highly competitive, and we expect that competition will continue to increase. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, execute on new product developments, partner with customers to create compelling products for their applications and provide cost efficient versions of existing products. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard products and fully customized ICs, including embedded software, chip and board-level products.
While no single company competes with us across all our product lines, we face significant competition in all markets where our products are available. Cirrus Logic is a leading supplier of audio and high-performance mixed-signal processing solutions including boosted amplifiers, codecs, smart codecs, haptic driver and sensing solutions, camera controllers, power conversion and control ICs and fast-charging ICs. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers, as well as smaller, emerging companies. Our primary competitors include, but are not limited to, AKM Semiconductor Inc., Analog Devices Inc., Goodix Technology, Qualcomm Incorporated, Realtek Semiconductor Corporation, Renesas Electronics Corporation, Richtek, Shanghai Awinic

Technology Co., Ltd., Skyworks Solutions Inc., Southchip Semiconductor Technology (China), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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
In addition to environmental and worker health and safety laws, our business is subject to various rules and regulations and executive orders relating to export controls and trade sanctions. Certain of our products are subject to the Export Administration Regulations ("EAR"), which are administered by the United States Department of Commerce's Bureau of Industry and Security ("BIS"), and we may from time to time be required to obtain an export license before we can export certain products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS Entity List. If one of our customers is listed on the BIS Entity List or another U.S. government sanctioned persons' list, we may be precluded from doing business with that customer. For example, certain of our Chinese customers, or their affiliated entities, have been added to the BIS Entity List in the last couple of years, which limits our ability to support these customers. We cannot guarantee that export control restrictions or sanctions imposed in the future will not prevent, or materially limit, our ability to conduct business with certain customers or in certain countries. Any failure to comply with these laws could result in governmental enforcement actions, including substantial monetary penalties and denial of export privileges.
For further discussion relating to the potential effects that compliance with government regulation may have upon our business, refer to "Item 1A. Risk Factors."
Human Capital
Our long-term success depends, in part, on our ability to continue to attract and retain highly qualified technical, marketing, engineering and administrative personnel. Cirrus Logic’s goal, as it pertains to our employees, is to foster an employee-centric corporate culture that encourages innovation, teamwork and individual growth. We do this by creating programs and practices that motivate and reward our employees while helping their families thrive. We center everything we do around our corporate vision, mission and core values. The Company strives to cultivate an inclusive workplace where all employees feel they belong, diverse backgrounds and perspectives are valued, and everyone has an opportunity to succeed. We have adopted strategies to create an even more inclusive and positive work environment.
We believe that we offer competitive compensation, training programs, and health and wellness benefits, designed to improve the quality of our employees’ lives, build long-term employee loyalty and attract top talent. Cirrus Logic prides itself on maintaining a robust employee training and professional development program to maximize our employees’ success. Our comprehensive benefits, such as health insurance coverage and emotional well-being support are tailored for each country. Our benefits focus on family care, including fertility coverage, paid parental leave, discounts for childcare, backup care and programs for new parents. Additionally, in fiscal year 2022, we introduced new inclusive benefits for surrogacy and adoption assistance programs, that provide employees with reimbursement for certain related expenses. The Company also provides fitness facilities and classes at several locations, as well as other employee benefits including health screenings, COVID-19 testing and vaccinations, expanded time off for COVID-19, flu shots, free confidential mental health support and ergonomic assessments. Cirrus Logic provides retirement planning programs with matching contributions, such as a 401(k) plan in the United States and defined contribution pension plans for our employees in other countries.
We believe that these benefits, combined with our corporate culture, contribute to low voluntary employee turnover. In fiscal year 2022, our voluntary turnover rate was 9 percent, below the technology industry benchmarks (2021 Radford Salary Increase and Turnover Study).
As of March 26, 2022, we had 1,591 full-time employees, of whom 71 percent were engaged in research and product development activities, 25 percent in sales, marketing, general and administrative activities, and 4 percent in manufacturing-related activities. As of March 26, 2022, 13 percent of our employees worldwide were foreign nationals and 62 percent of our total workforce reside in the U.S., with 38 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage, and the majority of our employees are not represented by collective bargaining agreements.
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, veteran status, race, ethnicity, or ability. As of March 26, 2022, our global workforce was 82 percent male and 18 percent female, and based on self-reported identification, our workforce in the United States was composed of 54 percent White, 34 percent Asian, 8 percent Hispanic or Latino, 2 percent Black or African American, and 2 percent Other.
Cirrus Logic is committed to promoting a safe, secure and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2022, we had no monetary losses as a result of legal proceedings associated with employee health and safety violations.
Throughout the ongoing COVID-19 pandemic, we streamlined our safety protocols as appropriate for each location. Our global programs are designed to keep our employees safe at work and provide resources and support to protect their social, emotional and physical well-being. We also continue to offer flexibility for remote working to enable our employees to remain productive while maintaining work-life balance.
For more information on the commitment to our employees and other Environmental, Social and Governance ("ESG") topics visit https://www.cirrus.com/company/esg. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Forward—Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “will,” “would,” “could,” “can,” “may,” “plan,” and “intend”, and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, beliefs, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions based on management's expectations as of the date of this filing and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated or implied by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Business and Operational Risks

We are dependent on third-party manufacturing and supply chain relationships for all of our products. Our reliance on third-party foundries and suppliers involves certain risks that may result in increased costs, delays in meeting our customers’ demand, and loss of revenue.
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We use third parties to manufacture, assemble, package, and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:
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
We have experienced the effects of industry-wide manufacturing capacity constraints. These supply challenges are currently limiting our ability to fully satisfy increases in demand for some of our products. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be substantial. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling prices or if we have previously committed to pricing, could result in lower revenues and margins that could adversely affect our financial results.
In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturer and us. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate, and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
In an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021 to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through 2026.
Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that may result in excess inventory, place us at a competitive disadvantage, have a negative impact on our liquidity, or adversely affect our results of operations and financial condition. Pursuant to the agreement, the Company is required to purchase, and GlobalFoundries is required to supply, a certain number of wafers on a quarterly basis. If our actual wafer requirements are less than the number of wafers required to meet the applicable wafer purchase requirements, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins, and earnings and adversely affect our business. For each of the twelve-month periods ending March 26, 2022, March 27, 2021, and March 28, 2020, our ten largest end customers represented approximately 93 percent of our sales. For the twelve-month periods ending March 26, 2022, March 27, 2021, and March 28, 2020, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 83 percent and 79 percent of the Company’s total sales, respectively.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including:
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
In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline from time to time, potentially reducing our revenue, margins, and earnings.
Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet tight development schedules. In addition, we have, and may again in the future, entered into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Even without exclusivity periods, the products that we develop are often specific to our customer's system architecture and frequently cannot be sold to other customers. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies.
Moreover, our reliance on certain customers may continue to increase, which could heighten the risks associated with having key customers, including making us more vulnerable to significant reductions in revenue, margins and earnings, pricing pressure, and other adverse effects on our business.

The lack of diversification in our revenue and customer base increases the risk of an investment in our company, and our consolidated financial condition, results of operations, and stock price may deteriorate if we fail to diversify.
Although we continue to investigate, invest in, and try to develop opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities. Many companies have the ability to manage their risk by product, market, and customer diversification. However, we lack diversification, in terms of both the nature and scope of our business, which increases the risk of an investment in our company. If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.

Our results may be affected by fluctuation in sales in the consumer electronics and smartphone markets.
Because we sell products primarily in the consumer electronics and smartphone markets, we are likely to be affected by any decrease in demand or unit volumes, seasonality in the sales of our products, and the cyclical nature of these markets. We have experienced, and expect to continue to experience, slowing growth in a maturing smartphone market, due to, among other factors, market saturation in developed countries, lengthening replacement cycles, and a growing market for refurbished devices. Further, a decline in consumer confidence and consumer spending relating to economic conditions, inflationary pressures, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have an adverse effect on consumer demand in these markets, which would likely impact our business, operating results, and financial condition.

We may be adversely impacted by global economic conditions. As a result, our financial results and the market price of our common shares may decline.
Global economic conditions could make it difficult for our customers, our suppliers, and us to accurately forecast and plan future business activities and could cause global businesses to defer or reduce spending on our products, or increase the costs of manufacturing our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. Additionally, if our own supply chain or others from whom our customers source are financially impacted and ultimately unable to deliver their required component(s), then our customers may delay or cancel their orders from us.

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. However, several jurisdictions in which we operate are experiencing and may continue to experience an increase in inflationary pressures and increased interest rates. This could have an adverse effect on the spending patterns of our existing and potential customers, which could adversely affect our net sales and results of operations. If the economy or markets in which we operate were to continue to deteriorate, our business, financial condition, and results of operations may be adversely affected.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.
The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell and/or manufacture products in certain countries. For example, the U.S. government has imposed tariffs on certain Chinese imports, and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the BIS through the addition of companies to the BIS Entity List as well as trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues, may require us to suspend our business with certain international customers and/or manufacturing entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may be taken with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect sales and operations with current customers and impede our ability to develop relationships with new customers.
While we have received licenses from the U.S. government to export certain items to companies on the BIS Entity List, there can be no assurances that we will be able to continue to obtain or maintain licenses for the manufacture or sale of future products or for other entities if the U.S government adds other companies to the BIS Entity List and/or subjects them to additional trade restrictions. Despite our receipt of licenses, BIS Entity List restrictions may also encourage foreign customers to seek a greater supply of similar or substitute products from competitors or other third parties who are not subject to these restrictions or to develop their own solutions, especially as the Chinese government develops its domestic semiconductor industry. If export restrictions and tariffs are sustained for a long period of time, or increased, or if other export restrictions are imposed in the future, our long-term competitiveness as a supplier, particularly in China, will likely be impacted.
There is a risk of further escalation and retaliatory actions between the U.S. and other foreign governments. If significant tariffs or other restrictions are placed on goods exported from China or any related countermeasures are taken, our revenue and results of operations may be materially harmed. These tariffs may also make our customers’ products more expensive for consumers, which may reduce consumer demand.
The U.S. government also may seek to implement more protective trade measures, not just with respect to China but with respect to other countries as well. This could include new or higher tariffs and even more restrictive trade barriers, such as prohibiting certain types of, or all, sales of certain products or products sold by certain parties into the U.S. Any increased trade barriers or restrictions on global trade could have a materially adverse impact on our business and financial results.

System security and data breaches, cyber-attacks and other related cyber security incidents could disrupt our internal operations and/or supply chain, result in the loss of our, our customers' and our suppliers' proprietary and confidential information, adversely impact our reputation and business, and result in potentially significant expenses, costs, liabilities and other negative consequences, any or all of which could adversely affect results of operations and our stock price.
Despite implementing security measures, we are subject to risk, both at Cirrus Logic and through our supply chain, of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers and suppliers. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers' systems and misappropriate or compromise our, our customers' or our suppliers' proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely or as a result of geopolitical events, including Russia's invasion of Ukraine. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.

Any breach of our security measures or the loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, our suppliers or our employees, including the potential loss or disclosure of such information or data, could result in numerous risks and adverse consequences. Such consequences include remediation costs, litigation and potential liability for us, including as a result of U.S. or foreign governmental investigations or enforcement actions, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, damage to our brand and reputation, the loss of sales and customer or supplier relationships, negative impacts to our employee recruiting and retention, loss of intellectual property protection, risk of inadequate insurance coverage and increased insurance premiums, and numerous other financial, legal and business risks, any or all of which could harm our business, financial condition and results of operations and result in significant stock price volatility. In addition to our own systems, our business also is reliant upon the security of various third parties in our supply chain, and any breach of their systems and securities could result in our being subjected to the numerous risks and adverse consequences noted above.

We face risks related to global health epidemics that could impact our sales, supply chain and operations, resulting in significantly reduced revenue and operating results.
On March 11, 2020, the World Health Organization declared a pandemic related to a novel coronavirus ("COVID-19"). With the pandemic on-going, we are unable to predict the full extent and nature of the impact that COVID-19 may have on our business, financial condition, and results of operations. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in our filings with the Securities and Exchange Commission.
Any increase in the severity of the outbreak or additional government measures restricting movement or business operations due to COVID-19, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Although the U.S. and U.K. governments have eased restrictions and adopted plans for “living with COVID”, the Chinese government’s zero-COVID strategy has continued to result in business disruptions. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales, and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times and costs, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.
Although we did not experience a significant reduction in our overall productivity due to COVID-19 in fiscal year 2022, we have experienced, and expect to continue to experience, disruptions to our business operations, including those resulting from remote work arrangements, the implementation of certain measures at our facilities worldwide to protect our employees’ health and safety, government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations would likely impact our ability to continue to maintain current levels of productivity.
In the longer term, the COVID-19 pandemic may continue to adversely affect the economies and financial markets of many countries, which could lead to a global economic downturn or recession. If this were to occur, it may adversely affect demand for our and our customers' products, which may negatively affect our revenue and operating results.

Our sales could be materially impacted by the failure of other component suppliers to deliver required parts needed in the final assembly of our customers’ end products.
The products we supply our customers are typically a portion of the many components provided from multiple suppliers to complete the final assembly of an end product. If other component suppliers are unable to deliver their required component(s) for the final end product to be assembled, our customers may delay, or ultimately cancel, their orders from us.

If we fail to attract, hire, and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.
Competition for highly qualified personnel in our industry, particularly for employees with technical backgrounds, is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically. In addition, some companies in our industry have announced plans to adopt flexible remote work arrangements that further increase competition for talent. Accordingly, we expect competition for qualified personnel to intensify because there are only a limited number of individuals in the job market with the skills that we require.
There also is a risk that changes in immigration laws and regulations, or their administration or enforcement, can impair our ability to attract and retain qualified engineering personnel. In the U.S., where a significant portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the U.S. may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the U.S., additionally limiting the pool of available talent. In the U.K., where we maintain several design centers, changes to the immigration system brought about by Brexit will likely make it more difficult to employ E.U. nationals to work in the U.K., also limiting our ability to attract and retain qualified technical personnel.
There are significant costs to the Company associated with attracting and retaining qualified personnel in key technology positions. Recruiting and employee costs, such as cash and stock-based compensation, have increased relative to historic levels and may continue to increase, which could adversely affect our results of operations. Further, the loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or timely enhance existing products, sell products to our customers, or manage our business effectively.

Strong competition in the semiconductor market may harm our business.
Our industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. As markets mature and components become commoditized, competitors that can tolerate lower margins/operating income pose a risk to our profitability and growth. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margin and operating results would be adversely affected.
We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Goodix Technology, Qualcomm Incorporated, Realtek Semiconductor Corporation, Renesas Electronics Corporation, Richtek Technology, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., Southchip Semiconductor Technology (China), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products or other technologies. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.
We cannot provide assurances that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products, reduce selling prices, and increase expenses, which could adversely affect our business and financial condition.

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
Although we seek to reduce our dependence on any one subcontractor, the substantial majority of our semiconductor wafers are manufactured by TSMC at fabs in Taiwan, and GlobalFoundries in Singapore and Germany. This concentration of subcontractors and manufacturing operations, subjects us to the risks of conducting business internationally, including associated political and economic conditions. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties, natural disasters, political or economic turmoil or conflict, or other reasons, we would be required to transfer manufacturing to a backup supplier. Transferring from a primary supplier to another facility would likely result in increased production costs and a delay in production. Further, such a transition may not be possible, particularly in a supply constrained environment. There are only a few foundries that are currently available for certain advanced processing technologies that we utilize or may utilize. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships, and damage our reputation in the marketplace, any of which could harm our business, results of operations, and financial condition.
For example, we rely on several third-party suppliers located in Taiwan. Any deterioration in the social, political, or economic conditions in Taiwan may disrupt our business operations and materially and adversely affect our results of operations. Similarly, our operations also could be harmed, and our costs could increase, if Russia’s invasion of Ukraine results in a shortage of materials that our suppliers require to manufacture our products.

In general, our customers may cancel or reschedule orders on short notice without incurring significant penalties; therefore, our sales and operating results in any quarter are difficult to forecast.
In general, we rely on customers issuing purchase orders to buy our products rather than long-term supply contracts. Customers may cancel or reschedule orders on short notice without incurring significant penalties. This risk is potentially heightened for those customers with whom we have less experience regarding the reliability of their forecasts. While the industry is experiencing manufacturing capacity constraints, it is also possible that some customers may place orders for our products that exceed their actual demand and may cancel all or portions of their order if circumstances change. Cancellations, reductions, or delays of orders from any significant customer could have an adverse effect on our business, financial condition, and results of operations.
Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in sales and our operating results could be harmed.

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
International sales represented 98 percent of our net sales in each of fiscal years 2022 and 2021, and 99 percent of our net sales in fiscal year 2020. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to certain risks, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations, changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:
▪unexpected changes in government regulatory requirements;
▪sales, VAT, or other indirect tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;
▪changes to countries’ banking and credit requirements;
▪changes in diplomatic and trade relationships, including as a result of geopolitical conflict;
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
▪competition with non-U.S. companies or other domestic companies entering non-U.S. markets in which we operate;
▪longer sales and payment cycles;

▪problems in collecting accounts receivable;
▪the burdens of complying with a variety of non-U.S. laws; and
▪changes to economic, social, or political conditions in countries such as China, where we have significant operations.
In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. While our sales are predominately denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products in non-U.S. markets and make our products relatively more expensive. We cannot provide assurances that regulatory, political, and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

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
In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:
▪difficulties in staffing and managing non-U.S. operations, including compliance with local employment regulations;
▪failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights and the risk of potential theft or compromise of our intellectual property;
▪global health conditions and potential natural disasters, including those resulting from climate change;
▪power or water shortages or other operational disruptions, including those resulting from extreme weather conditions;
▪political, social and economic instability in international regions, including wars;
▪international currency controls and exchange rate fluctuations;
▪financial accounting and reporting burdens and complexities;
▪vulnerability to terrorist groups targeting U.S. interests abroad;
▪legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements; and
▪changing U.S. regulation of foreign operations, including potential sanctions.
If we are unable to successfully manage the demands of our international operations, it may have an adverse effect on our business, financial condition, or results of operations.

We may acquire other companies or technologies, which may create additional risks associated with our ability to successfully integrate them into our business.
We recently acquired Lion Semiconductor and continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:
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
Historically in the semiconductor industry, average selling prices of products have decreased over time. Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices. If the average selling price of any of our products declines and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any reductions in prices or sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

Strategic and Industry Risks

We have entered into joint development agreements, custom product arrangements, and strategic relationships with some of our largest customers. These arrangements subject us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, results of operations, and financial condition.
We have entered into joint development, product collaboration and technology licensing arrangements with some of our largest customers, and we expect to enter into new strategic arrangements of these kinds from time to time in the future. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products, risks associated with the ownership of the intellectual property developed pursuant to such arrangements, and increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration, or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities, or abandon or fail to perform its obligations related to such arrangement. We have previously and may in the future enter into customer product arrangements that provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

Our failure to develop and ramp new products into production in a timely manner could harm our operating results.
Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. The development of new products involves significant investment and is highly complex. From time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:
▪proper new product definition;
▪timely completion of design and testing of new products;
▪assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;
▪successfully developing and implementing software necessary to integrate our products into our customers’ products;
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
In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturer and us. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate, and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

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
Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products, including software or firmware developed by us and/or third parties. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:
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
Our future success depends in part on our ability to expand our manufacturing capacity and transition our current development and production efforts to advanced manufacturing process technologies. We are currently making a significant investment to transition our products and intellectual property to next-generation circuit geometries, for example, 22 nanometers. If we are unable to reliably model behaviors required for circuit design and product requirements, then our product development may be adversely impacted. To the extent that we do not timely develop additional capacity or transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues, our results could be materially adversely affected. Further, if there are delays from such development or transition, we may have insufficient capacity to meet customer demand, which may impact our future operating results.

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

The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, phishing attempts, ransomware, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not succeed and could result in interruptions, delays, an inability to access information, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We frequently develop our products for the specific system architecture of our customers’ end products. If our customers were to change system architectures, develop competing technologies and integrated circuits, incorporate some of the functionality of our products into other parts of the system, or eliminate certain functionality that our products provide in their future end products, we risk the potential loss of revenue and reduced average selling prices.
Our customers, particularly in the portable market, could potentially transition to different audio and system architectures, develop their own competing technologies and integrated circuits, integrate the functionality that our integrated circuits and software have historically provided into other components in their systems, or eliminate certain functionality that our products provide in their future end products. For example, some of the audio and voice functionality that we have historically provided in smartphones could be performed outside of our customers’ end product. If our customers were to transition to these different system architectures or to eliminate certain functionality in their future end products, our results of operations could be adversely affected, resulting in reduced average selling prices for our components and loss of revenue.

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

Financial Risks

We could be subject to changes in tax laws, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom, where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. Changes in tax laws and regulations may impact both our international and domestic tax liabilities and result in increased complexity and costs. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and the United Kingdom.
Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period.
We are also subject to the examination of our tax returns and other tax matters by the U.S Internal Revenue Service (“IRS”) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or the United Kingdom, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.
The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the IRS. The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies and on May 17, 2022, the IRS issued a Revenue Agent’s Report asserting additional tax of approximately $170.5 million, plus interest and imposing penalties of approximately $63.7 million. We do not agree with the IRS's positions and we intend to vigorously dispute the proposed adjustments. We intend to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax, interest, and penalties, if any, could have an adverse impact on our financial position, results of operations, and cash flows in future periods.

Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.
Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we may seek to switch suppliers or qualify additional suppliers. Other suppliers may not be available at the time we seek to switch or qualify additional suppliers. Even if additional capacity is available elsewhere, the switching and/or qualifying of additional suppliers could be an expensive process and could take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.
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

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue.
Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margin, and operating results. If our operating results fall below expectations of market analysts or investors, the market price of our common stock could decrease significantly. We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. These business cycles may create pressure on our sales, gross margin, and/or operating results and make it difficult for us to predict operating results as between subsequent fiscal quarters.
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
▪litigation arising out of a wide variety of matters, including, employment matters and intellectual property matters;
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
On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). As of March 26, 2022, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Second Amended Credit Agreement.

Our Second Amended Credit Agreement contains restrictions that could limit our flexibility in operating our business.
Our Second Amended Credit Agreement contains various covenants that could limit our ability to engage in specified types of transactions under certain conditions. These covenants could limit our ability to, among other things:
▪pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;
▪incur additional indebtedness or issue certain preferred shares;
▪make certain investments;
▪sell certain assets;
▪create liens;
▪consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
▪enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under the Second Amended Credit Agreement. In the event of a default under the Second Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not be able to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

Legal and Regulatory Risks

We are subject to the export control regulations of the U.S. Department of State and the Department of Commerce. A violation of these export control regulations could have a material adverse effect on our business or our results of operations, cash flows, or financial position.
The nature of our international business subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. Any changes regarding such regulations or U.S. trade policy more generally, including potential adoption and expansion of trade restrictions or export controls, particularly with respect to China, may impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas. Additionally, in response to Russia’s invasion of Ukraine, the U.S. government has imposed numerous export controls and sanctions related to Russia.
Although we currently have licenses to export certain products and technologies, particularly to China, and we have historically had limited sales to companies in Russia, any alleged violation could expose us to significant cost, with any final determination of a violation of these export control regulations potentially resulting in monetary penalties and denial of export privileges. Although we are not aware of any violation of any export control regulations, a failure to comply with any of these regulations could have an adverse effect on our business.

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

We have provisions in our Certificate of Incorporation and Bylaws, and are subject to certain provisions of Delaware law, which could prevent, delay, or impede a change of control of our company. These provisions could affect the market price of our stock.
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
We are also subject to the anti-takeover laws of Delaware that may prevent, delay, or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

Our Bylaws include a forum selection provision that could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers, or other employees.
Our Bylaws provide, to the fullest extent permitted by law, that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for certain legal actions between the Company and its stockholders. The forum selection provision may increase costs to bring a claim, discourage claims, or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with the Company or the Company’s directors, officers, or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers, and other employees. Alternatively, if a court were to find the forum selection provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company could incur additional costs associated with resolving such action in other jurisdictions.

General Risks

Corporate social responsibility initiatives, specifically related to environmental, social and governance ("ESG") matters, may impose additional costs and expose us to emerging areas of risk.
Providing public disclosures regarding ESG matters, for example sustainability reporting, is becoming more broadly expected by investors, shareholders, existing and potential employees, customers, and other third parties. Certain organizations currently, and other organizations may in the future, use such disclosures to evaluate companies regarding ESG activities and publish scores or ratings based upon ESG or “sustainability” metrics. Potential and current investors may use the Company’s ESG ratings to guide their investment strategies and may decrease or withdraw investment, or alternatively increase investment in our competitors, if our ESG performance is perceived to be lagging. The qualitative and quantitative criteria regarding ESG may continue to evolve and we may need to modify our practices and/or incur additional or unexpected costs to satisfy these expectations. We may communicate certain goals or initiatives regarding our ESG activities from time to time, including goals relating to our carbon footprint, and if we are unable to meet those goals or they are perceived to be inadequate, we could be exposed to reputational damage and other emerging areas of risk.
In addition, one or more of our customers have also requested, and other customers may in the future request, that we achieve certain carbon emission reductions. Such requests may require us to modify our supply chain practices, make capital investments to modify certain aspects of our operations or increase our operating costs. There can be no assurance of the extent to which any of our climate goals or the goals of our customers will be achieved or that any future investments that we make in furtherance of achieving our climate goals or the goals of our customers will produce the expected results or meet increasing stakeholder environmental, social and governance expectations. If we do not meet these goals, we could incur adverse publicity and reaction or the loss of business from certain of our customers, which could adversely impact our reputation, and in turn adversely impact our results of operations.
Further, we are subject to increased government laws, regulations, and other standards that impose operational and reporting requirements related to ESG matters, and we will likely be subject to further evolving ESG reporting standards in the future. Collecting, measuring, and reporting ESG information and metrics in response to these increased requirements can be costly, difficult, and time consuming. With these additional regulations and disclosures, we may see our legal compliance, financial reporting and auditing costs increase along with the emergence of risks associated with the collection, data assurance, and disclosure related to such ESG information.

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

ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 26, 2022, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 281,000 square feet. This includes approximately 275,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.
Additionally, we lease approximately 110,000 square feet of office space and 27,000 square feet of high quality lab space in Edinburgh, Scotland, United Kingdom. See further details below in Results of Operation.
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 26, 2022, with various contractual lease terms through calendar year 2033. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Beijing, China
Mesa, Arizona	Shanghai, China
Salt Lake City, Utah	Shenzhen, China
San Francisco, California	Tokyo, Japan
Edinburgh, Scotland, United Kingdom	Singapore
Newbury, England, United Kingdom	Seoul, South Korea
London, England, United Kingdom	Taipei, Taiwan
See Note 11 — Leases of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.
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
As of May 18, 2022, there were approximately 351 holders of record of our common stock.
The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2022 (the “Proxy Statement”) is incorporated herein by reference.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 26, 2022 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 26, 2021 - January 22, 2022	—	$—	—	$267,514
January 23, 2022 - February 19, 2022	631	83.94	631	214,589
February 20, 2022 - March 26, 2022	261	84.56	261	192,514
Total	892	$84.12	892	$192,514

(1) The Company currently has one active share repurchase program: the $350 million share repurchase program authorized by the Board of Directors in January 2021. The Company repurchased 0.9 million shares of its common stock for $75.0 million during the fourth quarter of fiscal year 2022. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 26, 2022. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2022
400.00
300.00
200.00
100.00
0.00
3/25/2017
3/31/2018
3/30/2019
3/28/2020
3/27/2021
3/26/2022
Cirrus Logic, Inc.
S&P 500 Index - Total Returns
S&P 500 Semiconductors Index

	3/25/2017	3/31/2018	3/30/2019	3/28/2020	3/27/2021	3/26/2022
Cirrus Logic, Inc.	100.00	67.65	70.05	103.09	138.21	146.00
S&P 500 Index	100.00	114.93	125.85	115.08	183.07	212.22
S&P 500 Semiconductors Index	100.00	138.11	144.78	151.57	272.04	355.96

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 25, 2017, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
The information in this Annual Report on Form 10-K appearing under the heading “Stock Price Performance Graph” is being “furnished” pursuant to Item 201(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6.  [Reserved]
ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion in conjunction with our audited historical consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K and elsewhere in this report, as well as in the documents we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Critical Accounting Estimates
Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.
The Company considers the following accounting policies to involve the highest degree of judgment in the preparation of the consolidated financial statements:
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also reviews and writes down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
Uncertain Tax Positions
The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules. Uncertain tax positions must meet a more likely than not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement. The ultimate settlement of uncertain tax positions may differ from our estimates, which could result in the recognition of a tax benefit or an additional charge to the income tax provision in the relevant period. See Note 19 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.
Accounting for Acquisitions
The Company accounts for business combinations using the acquisition method of accounting and allocates the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The fair value of identifiable intangible assets was determined primarily using the income approach, which required the Company to project discounted future cash flows. The significant estimation uncertainty is primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business and the limited historical data and market data on which those assumptions are based. The Company's estimates are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable. Incorrect estimates could result in future impairment charges, and those charges could be material to the results of operations. See Note 8 — Acquisition of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.
Recently Adopted and Issued Accounting Pronouncements

For a discussion of recently adopted and issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Financial Statements.
Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line: audio and high-performance mixed-signal products. In fiscal year 2022, the Company delivered record revenue and EPS, driven by high-performance mixed-signal dollar content gains in smartphones. This past year, we made significant progress driving both product diversification and revenue growth through our high-performance mixed-signal business as we shipped our first-generation power conversion and control IC, broadened our power footprint with the addition of fast-charging solutions, and increased the attach rate of our camera controllers. In audio, we maintained our leadership position in smartphones while also expanding our presence in laptops.
Cirrus Logic continues to experience demand significantly above available capacity and are actively working with our suppliers to meet as much demand as possible while also balancing our customer relationships and financial health. In the second quarter of fiscal year 2022, we entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, a foundry partner for many of our strategic products. This expands our ability to address existing and incremental demand and provides customers with much-needed supply assurance, while also providing the company with the flexibility to pursue additional capacity.
Additionally, the Company has observed increased competition in hiring and retaining qualified executives and employees, which is expected to result in increased research and development costs in future periods. For more information, please see Item 1A. "Risk Factors".
Fiscal Year 2022
Fiscal year 2022 net sales of $1.78 billion represented an increase over fiscal year 2021 net sales of $1.37 billion. High-performance mixed-signal product line sales of $594.3 million represented a 124.1 percent increase from fiscal year 2021 sales of $265.2 million, primarily attributable to content gains in smartphones and, to a lesser extent, higher sales of fast-charging ICs in smartphones. Audio product line sales of $1.19 billion in fiscal year 2022 increased from fiscal year 2021 sales of $1.10 billion. The most significant driver of the increase was higher sales of audio products in laptops.
Overall, gross margin for fiscal year 2022 was 51.8 percent. The increase in gross margin for fiscal year 2022 was primarily attributable to the impact of higher ASPs, which were mostly offset by increased supply chain costs. The Company’s number of employees increased to 1,591 as of March 26, 2022. The Company achieved net income of $326.4 million in fiscal year 2022, which included an income tax provision in the amount of $42.3 million.
Fiscal Year 2021
Fiscal year 2021 net sales of $1.37 billion represented an increase over fiscal year 2020 net sales of $1.28 billion. High-performance mixed signal product line sales of $265.2 million represented a 54.9 percent increase from fiscal year 2020 sales of $171.2 million, primarily attributable to content gains in smartphones. Audio product line sales of $1.10 billion in fiscal year 2021 decreased from fiscal year 2020 sales of $1.11 billion, attributable to headwinds in wired headset codecs and decreased smart codec sales in Android. The decrease was partially offset by higher unit volumes in smartphones as well as content gains in smartphones, tablets and wearables.
Overall, gross margin for fiscal year 2021 was 51.7 percent. The decrease in gross margin for fiscal year 2021 was primarily due to a shift in product mix and pricing reductions on certain products, partially offset by cost reductions associated with exiting the MEMS product line. The Company’s number of employees increased to 1,481 as of March 27, 2021. The Company achieved net income of $217.3 million in fiscal year 2021, which included an income tax provision in the amount of $27.9 million.

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Net sales	100%	100%	100%
Gross margin	52%	52%	53%
Research and development	23%	25%	27%
Selling, general and administrative	8%	10%	10%
Restructuring	—%	—%	2%
Income from operations	21%	17%	14%
Interest income	—%	1%	—%
Interest expense	—%	—%	—%
Other expense	—%	—%	—%
Income before income taxes	21%	18%	14%
Provision for income taxes	3%	2%	2%
Net income	18%	16%	12%

Net Sales
We report sales in two product categories: audio products and high-performance mixed-signal products. Our sales by product line are shown in the table below (in thousands).

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Audio Products	$1,187,126	$1,104,060	$1,109,958
High-Performance Mixed-Signal Products	594,334	265,170	171,166
	$1,781,460	$1,369,230	$1,281,124
Net sales for fiscal year 2022 increased by 30.1 percent, to $1.78 billion from $1.37 billion in fiscal year 2021. The increase in net sales reflects a $329.2 million increase in high-performance mixed-signal product sales, or 124.1 percent, from fiscal year 2021 sales of $265.2 million, which was primarily attributable to content gains in smartphones, and to a lesser extent, higher sales of fast-charging ICs in smartphones. Additionally, audio product sales increased $83.1 million in fiscal year 2022. The most significant driver of the increase was higher sales of audio products in laptops.
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
International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.8 billion in fiscal year 2022 and $1.3 billion in each of fiscal years 2021 and 2020, representing 98 percent of net sales in fiscal years 2022 and 2021, and 99 percent in fiscal year 2020. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 51.8 percent for fiscal year 2022 reflects a slight increase from fiscal year 2021 gross margin of 51.7 percent. The increase was primarily attributable to the impact of higher ASPs, which were mostly offset by increased supply chain costs. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2022.
Overall gross margin of 51.7 percent for fiscal year 2021 reflects a decrease from fiscal year 2020 gross margin of 52.6 percent. The decrease was primarily attributable to a shift in product mix and pricing reductions on certain products. This was partially offset by cost reductions associated with exiting the MEMS product line. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2021.
Research and Development Expenses
Fiscal year 2022 research and development expenses of $406.3 million reflect an increase of $63.5 million, or 18.5 percent, from fiscal year 2021. The increase was attributable to increased employee-related expenses, primarily driven by a 9.0 percent increase in total R&D headcount, which was mostly associated with the expansion of our power-related products team, amortization of acquisition intangibles, variable compensation, acquisition-related, stock-based compensation, and facilities-related costs, offset by increased R&D incentives and reduced product development costs.
Fiscal year 2021 research and development expenses of $342.8 million reflect a decrease of $4.9 million, or 1.4 percent, from fiscal year 2020. The overall decrease was attributable to reduced amortization of acquisition intangibles, travel and employee events expenses, depreciation and amortization costs on non-acquisition-related intangibles, and product development costs after exiting the MEMS product line, partially offset by increases in employee-related expenses, primarily salaries, variable compensation and stock-based compensation.
Selling, General and Administrative Expenses
Fiscal year 2022 selling, general and administrative expenses of $151.0 million reflect an increase of $24.0 million, or 18.9 percent, compared to fiscal year 2021. The increase was primarily attributable to increased employee-related expenses, professional services, variable compensation and stock-based compensation costs in fiscal year 2022.

Fiscal year 2021 selling, general and administrative expenses of $127.0 million reflect a decrease of $4.1 million, or 3.1 percent, compared to fiscal year 2020. The primary drivers of the decrease were reduced travel and employee events expenses in fiscal year 2021.
Restructuring Costs
During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the "MEMS Restructuring"), including discontinuing efforts relating to the MEMS microphone product line. The Company recorded charges of approximately $0.4 million in the first quarter of fiscal year 2021 and $21.9 million in fiscal year 2020, as part of the MEMS Restructuring, which included equipment disposal costs, asset impairment and write-off of intangible assets, and other nonrecurring costs. No additional restructuring charges were incurred for the remainder of fiscal year 2021 or 2022. See Note 12 - Restructuring Costs for additional details.
Interest Income
Interest income in fiscal years 2022, 2021, and 2020, was $1.6 million, $6.3 million, and $10.5 million, respectively. The fluctuations in interest income in fiscal year 2022 and 2021 versus prior years were a function of earnings on average cash, cash equivalent, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $0.9 million, $1.1 million and $1.1 million for fiscal years 2022, 2021, and 2020, respectively, primarily as a result of the Revolving Credit Facility, described in Note 9.
Other Income (Expense)
In fiscal years 2022, 2021, and 2020 the Company reported $1.7 million, $2.8 million, and $(1.6) million respectively, in other income (expense), related to remeasurement on foreign currency denominated monetary assets and liabilities and other non-operating income and expenses.
Provision for Income Taxes
We recorded income tax expense of $42.3 million in fiscal year 2022 on pre-tax income of $368.7 million, yielding an effective tax rate of 11.5 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.
We recorded income tax expense of $27.9 million in fiscal year 2021 on pre-tax income of $245.2 million, yielding an effective tax rate of 11.4 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits during fiscal year 2021, and excess tax benefits from stock-based compensation.
We recorded income tax expense of $21.8 million in fiscal year 2020 on pre-tax income of $181.3 million, yielding an effective tax provision rate of 12.0 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits during fiscal year 2020.
For additional discussion about our income taxes, see Note 19 - Income Taxes.
Outlook
Given the wide array of uncertainties surrounding the implications of the COVID-19 pandemic, industry-wide supply constraints and the timing of when these challenges will be alleviated, it is difficult to predict our revenue, gross margin and operating expense outlook for fiscal year 2023. However, Cirrus Logic made significant progress in fiscal year 2022, and expects to continue to leverage our expertise in mixed-signal design and advanced low-power signal processing to execute on our product roadmap and strategic vision to capitalize on growth opportunities in new applications and markets in the years to come. Going forward, we expect gross margins to normalize around our long-term model as we ship inventory built at higher costs compared to fiscal year 2022.
Liquidity and Capital Resources
Operating Activities
In fiscal year 2022, cash flow from operations was $124.8 million. Operating cash flow during fiscal year 2022 was related to the cash components of our net income and a $316.1 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial

Statements), accounts receivables and other assets (a portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by increases in acquisition-related liabilities and decreases in inventory for the period. In fiscal year 2021, cash flow from operations was $348.9 million. Operating cash flow during fiscal year 2021 was related to the cash components of our net income and a $33.2 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories. In fiscal year 2020, cash flow from operations was $295.8 million. Operating cash flow during fiscal year 2020 was related to the cash components of our net income, offset by a $2.8 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in accounts receivable, partially offset by an increase in accounts payable during the period.
Investing Activities
In fiscal year 2022, the Company used $18.4 million in cash for investing activities primarily related to $276.9 million associated with the acquisition of Lion Semiconductor, Inc. ("Lion") and capital expenditures and technology investments of $30.0 million, partially offset by $288.5 million in net sales of marketable securities. In fiscal year 2021, the Company used approximately $77.7 million in cash for investing activities principally related to $57.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $20.5 million. In fiscal year 2020, the Company used approximately $100.2 million in cash for investing activities primarily related to $78.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $21.6 million.
Financing Activities
In fiscal year 2022, the Company used $178.7 million related to financing activities. In fiscal year 2021, the Company used $121.2 million in financing activities. In fiscal year 2020, the Company used $119.6 million in financing activities. In fiscal years 2022, 2021, and 2020, the Company utilized approximately $167.5 million, $110.0 million, and $120.0 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 17 - Stockholders' Equity for a description of our share repurchase programs.
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
As of March 26, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
See Note 9 — Revolving Credit Facility for additional information including material terms and related covenants.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Acquisition (discussed further in Note 8 - Acquisition of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. As of March 26, 2022, the Company did not have any off-balance-sheet arrangements, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  See Part II, Item 8 Notes to Consolidated Financial Statements Note 9 - Revolving Credit Facility, Note 11 - Leases and Note 15 - Commitments and Contingencies for additional information related to these contractual obligations.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 26, 2022. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 26, 2022 and March 27, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.1 million and $6.2 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2022, 2021, and 2020, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. Beginning in the first quarter of fiscal year 2020, we use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10 percent fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 26, 2022 and March 27, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 26, 2022 and March 27, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 26, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter
At March 26, 2022, the Company’s net inventory balance was $138.4 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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

Uncertain tax positions
Description of the Matter
As described in Note 19 to the consolidated financial statements, the Company has recorded accrued liabilities relating to unrecognized tax benefits resulting from uncertain tax positions of $32.9 million as of March 26, 2022. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Furthermore, the Company’s fiscal years 2017 to 2022 remain open to examination by the major taxing jurisdictions.

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

To test the valuation of uncertain tax positions, our audit procedures included, among others, analyzing the Company’s assumptions and data used to determine the amount of tax benefit to recognize and testing the accuracy of the calculations. In considering the measurement criteria, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those tax positions. We also evaluated the Company’s income tax disclosures included in Note 19 to the consolidated financial statements in relation to these matters.

Accounting for acquisitions
Description of the Matter
During fiscal year 2022, the Company completed the acquisition of Lion Semiconductor Inc. (“Lion”) for a purchase price of $312.8 million, as disclosed in Note 8 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Lion was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the developed technology intangible asset ($144 million). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business and the limited historical data and market data on which those assumptions were based. The Company used a discounted cash flow model to measure the existing developed technology intangible asset. The significant assumptions used to estimate the value of the intangible asset included certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and obsolescence curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of the developed technology intangible asset, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology intangible asset, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.

Austin, Texas
May 20, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 26, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 26, 2022 and March 27, 2021, and related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 26, 2022, and the related notes and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 20, 2022

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 26, 2022	March 27, 2021
Assets
Current assets:
Cash and cash equivalents	$369,814	$442,164
Marketable securities	10,601	55,697
Accounts receivable, net	240,264	108,712
Inventories	138,436	173,263
Prepaid assets	40,822	37,576
Other current assets	40,078	25,107
Total current assets	840,015	842,519
Long-term marketable securities	63,749	312,759
Right-of-use lease assets	171,003	133,548
Property and equipment, net	157,077	154,942
Intangibles, net	158,145	22,031
Goodwill	435,791	287,518
Deferred tax assets	11,068	9,977
Long-term prepaid wafers	195,000	—
Other assets	91,552	67,320
Total assets	$2,123,400	$1,830,614
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,417	$102,744
Accrued salaries and benefits	65,261	54,849
Software license agreements	21,736	28,006
Current lease liabilities	14,680	14,573
Acquisition-related liabilities	30,964	—
Other accrued liabilities	16,725	13,438
Total current liabilities	264,783	213,610
Long-term liabilities:
Software license agreements	13,563	36,096
Non-current income taxes	73,383	64,020
Non-current lease liabilities	163,162	127,883
Long-term acquisition-related liabilities	8,692	—
Total long-term liabilities	258,800	227,999
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 56,596 shares and 57,652 shares issued and outstanding at March 26, 2022 and March 27, 2021, respectively	57	58
Additional paid-in capital	1,578,370	1,498,761
Accumulated earnings (deficit)	23,435	(112,689)
Accumulated other comprehensive income (loss)	(2,045)	2,875
Total stockholders’ equity	1,599,817	1,389,005
Total liabilities and stockholders’ equity	$2,123,400	$1,830,614
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Net sales	$1,781,460	$1,369,230	$1,281,124
Cost of sales	857,819	661,929	606,957
Gross profit	923,641	707,301	674,167
Operating expenses
Research and development	406,307	342,759	347,647
Selling, general and administrative	150,996	127,008	131,115
Restructuring costs	—	352	21,925
Total operating expenses	557,303	470,119	500,687
Income from operations	366,338	237,182	173,480
Interest income	1,563	6,281	10,458
Interest expense	(948)	(1,057)	(1,057)
Other income (expense)	1,710	2,840	(1,615)
Income before income taxes	368,663	245,246	181,266
Provision for income taxes	42,308	27,902	21,768
Net income	326,355	217,344	159,498
Basic earnings per share	$5.70	$3.74	$2.74
Diluted earnings per share	$5.52	$3.62	$2.64
Basic weighted average common shares outstanding	57,278	58,106	58,317
Diluted weighted average common shares outstanding	59,143	60,060	60,462
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Net income	$326,355	$217,344	$159,498
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(507)	1,862	68
Unrealized gain (loss) on marketable securities	(5,587)	5,673	(2,803)
Cumulative effect of adoption of ASU 2018-02	—	—	(257)
Benefit (provision) for income taxes	1,174	(1,191)	589
Comprehensive income	$321,435	$223,688	$157,095
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$326,355	$217,344	$159,498
Adjustments to net cash provided by operating activities:
Depreciation and amortization	62,061	47,083	68,237
Stock-based compensation expense	66,392	56,762	53,757
Deferred income taxes	(15,002)	(5,581)	(5,888)
Loss on retirement or write-off of long-lived assets	642	371	379
Other non-cash (gains) / charges	370	(622)	697
MEMS restructuring charges	—	352	21,925
Net change in operating assets and liabilities:
Accounts receivable, net	(124,826)	45,286	(33,082)
Inventories	42,502	(26,538)	17,765
Long-term prepaid wafers	(195,000)	—	—
Other assets	(92,584)	843	1,379
Accounts payable	10,529	21,104	27,626
Accrued salaries and benefits	10,049	12,410	11,470
Income taxes payable	(804)	(18,185)	(9,809)
Acquisition-related liabilities	39,656	—	—
Other accrued liabilities	(5,587)	(1,684)	(18,139)
Net cash provided by operating activities	124,753	348,945	295,815
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	371,545	168,328	170,818
Purchases of available-for-sale marketable securities	(83,023)	(225,528)	(249,463)
Purchases of property, equipment and software	(26,139)	(18,253)	(15,656)
Investments in technology	(3,871)	(2,222)	(5,920)
Acquisition of business, net of cash obtained	(276,884)	—	—
Net cash used in investing activities	(18,372)	(77,675)	(100,221)
Cash flows from financing activities:
Debt issuance costs	(1,718)	—	—
Issuance of common stock, net of shares withheld for taxes	13,220	7,128	18,635
Repurchase of stock to satisfy employee tax withholding obligations	(22,732)	(18,367)	(18,280)
Repurchase and retirement of common stock	(167,501)	(109,986)	(120,002)
Net cash used in financing activities	(178,731)	(121,225)	(119,647)
Net increase (decrease) in cash and cash equivalents	(72,350)	150,045	75,947
Cash and cash equivalents at beginning of period	442,164	292,119	216,172
Cash and cash equivalents at end of period	$369,814	$442,164	$292,119
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$35,693	$28,988	$22,321
Interest	572	610	457
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	159,498	—	159,498
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,214)	(2,214)
Change in foreign currency translation adjustments	—	—	—	—	68	68
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,418	1	18,634	(18,280)	—	355
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(2,130)	(2)	—	(120,000)	—	(120,002)
Amortization of deferred stock compensation	—	—	52,560	—	—	52,560
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	217,344	—	217,344
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	4,482	4,482
Change in foreign currency translation adjustments	—	—	—	—	1,862	1,862
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	862	1	7,128	(18,367)	—	(11,238)
Repurchase and retirement of common stock	(1,452)	(1)	—	(109,985)	—	(109,986)
Amortization of deferred stock compensation	—	—	56,762	—	—	56,762
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	326,355	—	326,355
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(4,413)	(4,413)
Change in foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,008	1	13,217	(22,732)	—	(9,514)
Repurchase and retirement of common stock	(2,064)	(2)	—	(167,499)	—	(167,501)
Amortization of deferred stock compensation	—	—	66,392	—	—	66,392
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
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
We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, and Asia, including the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2022, 2021 and 2020 were 52-week years.
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
Business Combinations
We account for business combinations using the acquisition method of accounting and allocate the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the business acquired is included in our consolidated statements of income beginning on the date of the acquisition.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $6.5 million and $1.2 million, in fiscal year 2022 and 2021, respectively. Inventory charges in fiscal year 2022 and 2021 related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 26, 2022	March 27, 2021
Work in process	$95,188	$92,073
Finished goods	43,248	81,190
	$138,436	$173,263
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value in relation to the calculated fair value of the associated asset. The Company recorded $0.1 million and $9.6 million of equipment disposal charges, during fiscal year 2021 and the fourth quarter of fiscal year 2020, respectively, related to the MEMS restructuring. See Note 12 — Restructuring Costs for further detail. There were no additional material disposal charges for property, plant and equipment in fiscal years 2022, 2021 or 2020.
Property, plant and equipment was comprised of the following (in thousands):

	March 26, 2022	March 27, 2021
Land	$23,853	$23,853
Buildings	63,730	63,803
Furniture and fixtures	24,122	23,733
Leasehold improvements	53,611	52,041
Machinery and equipment	175,966	160,400
Capitalized software	26,491	26,152
Construction in progress and other	5,566	950
Total property, plant and equipment	373,339	350,932
Less: Accumulated depreciation and amortization	(216,262)	(195,990)
Property, plant and equipment, net	$157,077	$154,942
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2022, 2021, and 2020 was $24.8 million, $24.9 million, and $31.9 million, respectively.
Goodwill and Intangibles, net
Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from 1 to 5 years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, non-compete agreements, and backlog. These assets are amortized on a straight-line basis over lives ranging from 1 to 15 years.
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2022, 2021, and 2020. During the fourth quarter of fiscal year 2020, the Company recorded $10.0 million of intangible asset impairment charges related to the MEMS restructuring. See Note 12 — Restructuring Costs for further detail. There were no material intangible asset impairments in fiscal years 2022 or 2021.
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
We had two contract manufacturers, Henan Fuchi and Pegatron, who represented 30 percent and 17 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2022. Henan Fuchi represented 25 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2021. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2022 and 2021.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For each of fiscal years 2022, 2021, and 2020, our ten largest end customers represented approximately 93 percent of our sales. For fiscal years 2022, 2021, and 2020, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 83 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2022, 2021, or 2020.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.9 million, $0.9 million, and $0.9 million, in fiscal years 2022, 2021, and 2020, respectively.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between 1 and 4 years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options and performance awards (also called market stock units). The Company calculates the grant-date fair value for stock options and market stock units using the Black-Scholes valuation model and the Monte Carlo simulation, respectively. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. The grant-date fair value of restricted stock units is the market value at grant date multiplied by the number of units.
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
The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdiction. We recognize liabilities for uncertain tax positions based on the required two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. A change in the recognition step or measurement step would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, we cannot assure that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods. See Note 19 - Income Taxes for further detail.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2022, 2021, and 2020, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Numerator:
Net income	$326,355	$217,344	$159,498
Denominator:
Weighted average shares outstanding	57,278	58,106	58,317
Effect of dilutive securities	1,865	1,954	2,145
Weighted average diluted shares	59,143	60,060	60,462
Basic earnings per share	$5.70	$3.74	$2.74
Diluted earnings per share	$5.52	$3.62	$2.64
The weighted outstanding shares excluded from our diluted calculation for the years ended March 26, 2022, March 27, 2021, and March 28, 2020 were 113 thousand, 187 thousand, and 543 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. See Note 18 — Accumulated Other Comprehensive Income (Loss) for additional discussion.
Recently Adopted Accounting Pronouncements
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
In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other things, the rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules were effective January 1, 2021. The Company adopted the final rules and applied changes in conjunction with the business acquisition described in Note 8 - Acquisition.
Recently Issued Accounting Pronouncements
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution type accounting model. The disclosures would require information about the nature and related policy used for the transactions, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance.

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.
The following table is a summary of available-for-sale securities (in thousands):

As of March 26, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,296	$2	$(2,133)	$68,165
Non-U.S. government securities	509	—	(9)	500
U.S. Treasury securities	5,483	—	(169)	5,314
Agency discount notes	385	—	(14)	371
Total securities	$76,673	$2	$(2,325)	$74,350

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $2.3 million related to securities with total amortized costs of approximately $75.5 million at March 26, 2022. Securities in a continuous unrealized loss position for more than 12 months as of March 26, 2022 had an aggregate amortized cost of $3.5 million and an aggregate unrealized loss of $0.1 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 26, 2022, the Company does not consider any of its investments to be impaired.

As of March 27, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$348,971	$3,403	$(313)	$352,061
Non-U.S. government securities	13,462	172	(1)	13,633
Agency discount notes	2,759	4	(1)	2,762
Total securities	$365,192	$3,579	$(315)	$368,456
The Company’s specifically identified gross unrealized losses of $0.3 million related to securities with total amortized costs of approximately $92.0 million at March 27, 2021. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of March 27, 2021. As of March 27, 2021, the Company did not consider any of its investments to be impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 26, 2022		March 27, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$10,697	$10,601	$54,895	$55,698
After 1 year	65,976	63,749	310,297	312,758
Total	$76,673	$74,350	$365,192	$368,456

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
The Company’s cash equivalents and marketable securities portfolio consist of money market funds, commercial paper, debt securities, non-U.S government securities, U.S Treasury securities, and securities of U.S. government-sponsored enterprises, and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.
The Company’s long-term revolving facility, described in Note 9 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of March 26, 2022, there are no amounts drawn under the facility and the fair value is zero.
As of March 26, 2022 and March 27, 2021, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 26, 2022 and March 27, 2021.

The following summarizes the fair value of our financial instruments at March 26, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$217,151	$—	$—	$217,151
Commercial paper	—	249	—	249
	$217,151	$249	$—	$217,400

Available-for-sale securities
Corporate debt securities	$—	$68,165	$—	$68,165
Non-U.S. government securities	—	500	—	500
U.S. Treasury securities	5,314	—	—	5,314
Agency discount notes	—	371	—	371
	$5,314	$69,036	$—	$74,350

The following summarizes the fair value of our financial instruments at March 27, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$405,819	$—	$—	$405,819
Available-for-sale securities
Corporate debt securities	$—	$352,061	$—	$352,061
Non-U.S. government securities	—	13,633	—	13,633
Agency discount notes	—	2,762	—	2,762
	$—	$368,456	$—	$368,456

5.    Derivative Financial Instruments

Foreign Currency Forward Contracts
Beginning in fiscal year 2020, the Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within "Other income (expense)" in the consolidated statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.
As of March 26, 2022, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $3.0 million. The fair value of this contract was not material as of March 26, 2022.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020	Location
Gain (loss) recognized in income
Foreign currency forward contracts	$(283)	$3,212	$(4,226)	Other income (expense)

6.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 26, 2022	March 27, 2021
Gross accounts receivable	$240,264	$108,712
Allowance for doubtful accounts	—	—
Accounts receivable, net	$240,264	$108,712
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The allowance for doubtful accounts and recoveries on bad debt were immaterial for fiscal years 2022, 2021 and 2020.
The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter versus the fourth quarter of fiscal year 2021.

7.    Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $158.1 million and $22.0 million at March 26, 2022 and March 27, 2021, respectively.
The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 26, 2022		March 27, 2021
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (7.2)	255,995	(124,127)	111,005	(105,870)
In-process research & development (“IPR&D”) (7.5)	70,936	(67,486)	70,936	(62,885)
Trademarks and tradename (10.0)	3,037	(2,845)	3,037	(2,717)
Customer relationships (7.3)	34,091	(14,379)	15,381	(10,346)
Backlog (a)	220	(220)	220	(220)
Non-compete agreements (a)	470	(470)	470	(470)
Technology licenses (3.0)	22,376	(19,453)	25,945	(22,455)
Total	$388,955	$(230,810)	$228,824	$(206,793)

(a)Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2022, 2021, and 2020 was $29.0 million, $14.5 million, and $28.3 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 26, 2022, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

Fiscal Year
2023	$31,619
2024	$27,214
2025	$25,276
2026	$24,455
2027	$21,964
Thereafter	$27,617
The goodwill balance included on the Consolidated Balance Sheet was $435.8 million and $287.5 million at March 26, 2022 and March 27, 2021, respectively.

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
As a result of acquiring 100 percent of the outstanding share capital of Lion, Lion became a wholly-owned subsidiary of the Company. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Lion have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.
At the acquisition date, total consideration transferred was approximately $280.5 million, inclusive of $4.9 million in cash acquired. During the third quarter of fiscal year 2022, an additional $1.2 million of consideration was paid related to contractual post-closing adjustment provisions. The remaining merger consideration of $31.0 million is subject to indemnity provisions as outlined in the merger agreement and is recorded as a liability as of March 26, 2022.
In addition, $25.4 million of the merger consideration relates to retention agreements with certain key employees that are subject to continued employment with the Company. The merger consideration subject to retention agreements is treated as compensation expense and is recognized over the retention period in "Research and development" expense in the consolidated statements of income.
The excess of the purchase price over the net assets acquired is recorded as goodwill and is attributable primarily to expected growth in the scope of and market opportunities of the products and customer base of Lion. None of the goodwill is deductible for income tax purposes.
The following table presents the preliminary allocation of the purchase price at the date of acquisition (in thousands):

July 20, 2021
Cash	$4,924
Account receivable	6,725
Inventory	7,675
Manufacturing advances	8,502
Other current assets	321
Intangibles	163,700
Goodwill	148,273
Other non-current assets	453
Current liabilities	(2,927)
Deferred tax liabilities	(24,871)
Total purchase price	$312,775

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
The components of the acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

	Amount	Weighted Average Amortization Period (years)
Developed Technology	$144,990	7
Customer Relationships	18,710	5
Total	$163,700

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
Revenues attributable to the Lion business from the date of acquisition to March 26, 2022 were $44.5 million and are included in the consolidated statements of income for the current fiscal year. Transaction costs in connection with the Acquisition were immaterial for the fiscal year ended March 26, 2022, and are included in "Selling, general and administrative" expense in the consolidated statements of income. Pro forma information related to the Acquisition has not been presented because it is not materially different from amounts reported.

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
The Revolving Credit Facility contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $200 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the “Consolidated Net Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the “Consolidated Interest Coverage Ratio”). The Second Amended Credit Agreement also contains negative covenants limiting the Company's or any Subsidiary's ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. Further, the Second Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations.
As of March 26, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
As of March 26, 2022, future interest payment obligations based on forecasted commitment fees under the Revolving Credit Facility were as follows (in thousands):

Fiscal Year
2023	$532
2024	532
2025	534
2026	532
2027	277
Thereafter	—
Total	$2,407

10.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal.
Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Audio Products	$1,187,126	$1,104,060	$1,109,958
High-Performance Mixed-Signal Products	594,334	265,170	171,166
Total	$1,781,460	$1,369,230	$1,281,124

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 26,	March 27,	March 28,
	2022	2021	2020
China	$1,197,812	$1,024,178	$975,090
United States	29,513	21,708	17,099
Rest of World	554,135	323,344	288,935
Total	$1,781,460	$1,369,230	$1,281,124

See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

11.    Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 27 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. Our leases generally contain fixed rental payments, with additional variable payments linked to actual common area maintenance costs incurred by the landlord. These variable payments are therefore not included within the lease liability and ROU asset, but are recognized as an expense when incurred. As our leases typically do not provide an implicit rate, the Company determined the Incremental Borrowing Rate ("IBR") for each lease based on the information available at the commencement date, taking into consideration necessary adjustments for collateral, currency, and lease term. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place.
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

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021
Operating lease - in excess of 12 months	$14,901	$14,050
Variable lease	4,954	4,981
Short-term lease	22	151
Operating lease income	(1,518)	(1,416)
Total net operating lease expense	$18,359	$17,766

Supplemental operating lease information:

	Fiscal Years Ended
	March 26, 2022	March 27, 2021
Balance Sheet Information (in thousands)
Operating lease right-of-use assets	$171,003	$133,548
Operating lease liabilities	$177,842	$142,456

Cash Flow Information (in thousands)
Operating cash flows from operating leases	$14,634	$14,954
Right-of-use assets obtained in exchange for new operating lease liabilities	46,123	805

Operating Lease Information
Weighted-average remaining lease term - operating leases (in years)	16	19
Weighted-average discount rate - operating leases	4%	4%
As of March 26, 2022, there are no leases that have not yet commenced that would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 26, 2022, are as follows (in thousands):

Fiscal Year	Operating Lease Expense
2023	$14,913
2024	18,750
2025	19,450
2026	17,852
2027	16,365
Thereafter	172,170
Total	$259,500
Less imputed interest	(81,658)
Total	$177,842

The Company leases a portion of its facilities to other tenants. Future lease income from operating leases is $278 thousand for fiscal year 2023.

Operating lease liabilities consisted of the following (in thousands):

	March 26, 2022	March 27, 2021
Current lease liabilities	$14,680	$14,573
Non-current lease liabilities	163,162	127,883
Total operating lease liabilities	$177,842	$142,456

12.    Restructuring Costs

In the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate our resources on projects with an anticipated larger return on investment. The Company recorded charges of $21.9 million as part of the MEMS Restructuring in fiscal year 2020. The MEMS Restructuring was substantially complete as of the first quarter of fiscal year 2021 with a $0.4 million "Restructuring Costs" charge to the income statement. No additional restructuring charges were incurred during fiscal year 2021 or 2022.
The following table details the total restructuring charges presented in the Consolidated Statements of Income within the "Restructuring Costs" line item (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Disposal of equipment, net of recovery from sales (a)	$130	$9,578
Impairment and write-off of intangible assets	—	9,961
Other exit costs	222	1,903
Personnel-related charges, net of equity cancellations (b)	—	483
Total	$352	$21,925

a.Fiscal year ended March 28, 2020 includes accelerated depreciation of equipment of $11.5 million, net of $1.9 million of recovery from equipment sold during the fourth quarter of fiscal 2020.
b.Personnel-related charges consist of severance costs of $1.7 million, net of $1.2 million of equity cancellation benefits.

There were no restructuring-related liabilities as of March 26, 2022 or March 27, 2021.

13.    Postretirement Benefit Plans

We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $9.6 million, $7.9 million, and $7.5 million during fiscal years 2022, 2021, and 2020, respectively.

14.    Equity Compensation

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
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 30, 2019	3,323
Shares added	248
Granted	(1,686)
Forfeited	210
Balance, March 28, 2020	2,095
Shares added	3,223
Granted	(1,491)
Forfeited	198
Balance, March 27, 2021	4,025
Shares added	—
Granted	(1,679)
Forfeited	271
Balance, March 26, 2022	2,617

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2022	2021	2020
Cost of sales	$1,024	$900	$908
Research and development	44,153	37,483	33,859
Sales, general and administrative	21,215	18,379	18,990
Effect on pre-tax income	66,392	56,762	53,757
Income Tax Benefit	(11,521)	(9,558)	(9,336)
Total stock-based compensation expense (net of taxes)	54,871	47,204	44,421
Stock-based compensation effects on basic earnings per share	$0.96	$0.81	$0.76
Stock-based compensation effects on diluted earnings per share	0.93	0.79	0.73

The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $63.2 million, $53.6 million, $50.0 million, for fiscal years 2022, 2021, and 2020, respectively. Stock-based compensation expense is presented within operating activities in the Consolidated Statement of Cash Flows.
As of March 26, 2022, there was $120.0 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.44 years for stock options, 1.54 years for restricted stock units, and 1.79 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $3.9 million, $2.2 million and $4.9 million in fiscal years 2022, 2021, and 2020 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 26, 2022	March 27, 2021	March 28, 2020
Expected stock price volatility	36.85% - 41.66%	43.85% - 43.99%	37.17% - 41.61%
Risk-free interest rate	0.82% - 1.62%	0.35% - 0.72%	1.54% - 2.29%
Expected term (in years)	4.22 - 4.39	4.32 - 4.43	3.81 - 4.55
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2022, 2021, and 2020, were $37.31, $33.81, and $29.25, respectively.
During fiscal years 2022, 2021, and 2020, we received a net $13.2 million, $7.1 million, and $18.6 million, respectively, from the exercise of 0.3 million, 0.2 million, and 0.8 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2022, 2021, and 2020, was $15.8 million, $10.2 million, and $34.0 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 30, 2019	1,865	$33.68
Options granted	169	66.93
Options exercised	(780)	23.90
Options forfeited	(27)	50.75
Options expired	(11)	55.03
Balance, March 28, 2020	1,216	$44.01
Options granted	96	77.23
Options exercised	(236)	30.26
Options forfeited	(17)	56.27
Options expired	—	—
Balance, March 27, 2021	1,059	$49.87
Options granted	88	87.52
Options exercised	(327)	40.31
Options forfeited	—	—
Options expired	—	—
Balance, March 26, 2022	820	$57.75
Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 26, 2022 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	809	$57.42	6.63	$24,499
Exercisable	585	$50.65	5.82	$21,676
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.6 million, $4.8 million, and $4.7 million, became vested during fiscal years 2022, 2021, and 2020, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 26, 2022 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$20.37 - $38.34	133	4.62	$33.60	126	$33.37
$41.49 - $42.64	135	6.65	41.56	117	41.55
$54.65 - $55.72	231	5.13	55.21	231	55.21
$68.43 - $68.43	8	8.08	68.43	4	68.43
$68.56 - $68.56	137	7.62	68.56	85	68.56
$78.00 - $88.00	176	9.42	82.76	22	78.00
	820	6.66	$57.75	585	$50.65
As of March 26, 2022, March 27, 2021, and March 28, 2020, the number of options exercisable was 0.6 million, 0.7 million, and 0.8 million respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2022, 2021, and 2020 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 30, 2019	2,834	$47.99
Granted	1,014	66.76
Vested	(897)	51.20
Forfeited	(271)	50.82
March 28, 2020	2,680	$53.74
Granted	945	71.44
Vested	(881)	52.97
Forfeited	(131)	55.36
March 27, 2021	2,613	$60.31
Granted	1,079	81.61
Vested	(935)	43.96
Forfeited	(181)	70.60
March 26, 2022	2,576	$74.45

The aggregate intrinsic value of RSUs outstanding as of March 26, 2022, March 27, 2021, and March 28, 2020 was $225.9 million, $216.9 million, and $165.9 million, respectively. Additional information with regards to outstanding RSUs that are expected to vest as of March 26, 2022, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,426	$74.30	1.51
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $41.1 million, $46.7 million, and $45.9 million became vested during fiscal years 2022, 2021, and 2020, respectively. The majority of RSUs that vested in 2022, 2021 and 2020 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2022, 2021, and 2020 the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million, 0.9 million, and 0.9 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million, 0.3 million, and 0.3 million and total payments for the employees’ tax obligations to taxing authorities were $22.0 million, $18.4 million, and $18.3 million for fiscal years 2022, 2021, and 2020, respectively.
Market Stock Units
Market stock units (“MSUs”) vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Philadelphia Semiconductor Index (“the Index”). The requisite service period for these MSUs is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Index over the requisite service period. The fair value is based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, the correlation of the stock price of the Company with the Index, and the dividend yield.
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Expected stock price volatility	41.66%	43.85%	37.17% - 41.61%
Risk-free interest rate	1.46%	0.29%	1.59% - 2.28%
Expected term (in years)	3.00	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2022 was $109.18. A summary of the activity for MSUs in fiscal year 2022, 2021, and 2020 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 30, 2019	166	$62.77
Granted	45	95.89
Vested	—	—
Forfeited	(58)	73.25
March 28, 2020	153	$68.71
Granted	28	83.96
Vested	—	—
Forfeited	(48)	64.92
March 27, 2021	133	$73.29
Granted	28	109.18
Vested	(30)	50.11
Forfeited	(46)	38.70
March 26, 2022	85	$95.75
The aggregate intrinsic value of MSUs outstanding as of March 26, 2022, March 27, 2021, and March 28, 2020 was $7.5 million, $11.0 million, and $9.5 million, respectively. Additional information with regard to outstanding MSUs that are expected to vest as of March 26, 2022 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	80	$95.52	1.75
MSUs with a fair value of $1.5 million became vested during fiscal year 2022. No MSUs became vested in fiscal years 2021 or 2020.

15.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 26, 2022, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $19.9 million, $19.2 million, and $18.4 million, for fiscal years 2022, 2021, and 2020, respectively. Rental income was $1.5 million, $1.4 million, and $1.3 million, for fiscal years 2022, 2021, and 2020, respectively.
See Note 11 - Leases for minimum future rental commitments and income under all operating leases as of March 26, 2022.
Capacity Reservation Agreement
On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).
The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $50 million non-refundable capacity reservation fee. This reservation fee is recorded in "Other current assets" and "Other assets" on the consolidated balance sheets within the short-term or long-term classification, as appropriate, and amortized over the Commitment Period. In addition, the Company pre-paid

GlobalFoundries $175 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" on the consolidated balance sheets. The Company currently estimates that it is obligated to purchase at least approximately $1.6 billion of wafers from GlobalFoundries under the Capacity Reservation Agreement.
In addition, the Capacity Reservation Agreement provides the Company an option to reserve a specified portion of the capacity commitment for wafers that include certain additional technology beginning in calendar year 2023. The Company exercised that option in the second quarter of fiscal year 2022, and GlobalFoundries agreed to provide up to a maximum portion of the wafers pursuant to the capacity commitment with this additional technology. In exchange for the capacity commitment with the additional technology, the Company paid an additional $10 million non-refundable fee and pre-paid an additional $20 million for future wafer purchases. These payments were recorded similarly to the description above.
Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. With the exception of the terms of the Capacity Reservation Agreement described above, generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly and test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.
The Company's purchase commitments primarily include the Company's obligations to purchase wafers and related assembly and testing services described above, in addition to future payments related to multi-year tool commitments.
Total future unconditional purchase commitments as of March 26, 2022 were as follows (in thousands):

Fiscal Year
2023	$511,472
2024	418,299
2025	370,501
2026	251,170
2027	160,854
Thereafter	—
Total	$1,712,296

16.    Legal Matters

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

17.    Stockholders' Equity

Share Repurchase Program
In January 2021, the Board of Directors authorized the repurchase of up to an additional $350 million of the Company’s common stock. Since inception, approximately $157.5 million of the Company’s common stock has been repurchased under the 2021 share repurchase program, leaving approximately $192.5 million available for repurchase under this plan as of March 26, 2022. During the fiscal year ended March 26, 2022, the Company repurchased 2.1 million shares of its common stock under both the 2021 plan and the prior $200 million 2019 share repurchase program for $167.5 million, at an average cost of $81.18 per share. During the three months ended June 26, 2021, the Company completed share repurchases under the 2019 plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 26, 2022.

Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 26, 2022, we have not issued any of the authorized shares.

18.    Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 28, 2020	$(1,568)	$(1,644)	$(257)	$(3,469)
Current period foreign exchange translation	1,862	—	—	1,862
Current period marketable securities activity	—	5,673	—	5,673
Tax effect	—	(1,191)	—	(1,191)
Balance, March 27, 2021	$294	$2,838	$(257)	$2,875
Current period foreign exchange translation	(507)	—	—	(507)
Current period marketable securities activity	—	(5,587)	—	(5,587)
Tax effect	—	1,174	—	1,174
Balance, March 26, 2022	$(213)	$(1,575)	$(257)	$(2,045)

19.    Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
U.S.	$(17,674)	$19,189	$44,154
Non-U.S.	386,337	226,057	137,112
	$368,663	$245,246	$181,266

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
Current:
U.S.	$4,483	$981	$5,241
Non-U.S.	52,920	32,428	21,634
Total current tax provision	$57,403	$33,409	$26,875
Deferred:
U.S.	(6,256)	(192)	(561)
Non-U.S.	(8,839)	(5,315)	(4,546)
Total deferred tax provision	(15,095)	(5,507)	(5,107)
Total tax provision	$42,308	$27,902	$21,768

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
U.S. federal statutory rate	21.0	21.0	21.0
Foreign income taxed at different rates	(9.6)	(8.4)	(5.5)
Stock-based compensation	(0.9)	(0.8)	(2.7)
Foreign-derived intangible income deduction	(0.1)	(0.3)	(0.8)
Current U.S. tax on foreign earnings	0.6	0.4	1.1
Change in valuation allowance	(0.2)	—	(0.1)
Release of prior year unrecognized tax benefits	—	(1.4)	(2.3)
Interest related to unrecognized tax benefits	0.2	0.3	0.5
Other	0.5	0.6	0.8
Effective tax rate	11.5	11.4	12.0
The legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the Tax Act. As of March 26, 2022, the remaining balance of our transition tax obligation was $27.0 million, which will be paid over the next four years.
Significant components of our deferred tax assets and liabilities as of March 26, 2022 and March 27, 2021 are (in thousands):

	March 26, 2022	March 27, 2021
Deferred tax assets:
Accrued expenses and allowances	$6,517	$4,354
Net operating loss carryforwards	1,713	1,781
Research and development tax credit carryforwards	15,230	12,753
Stock-based compensation	18,952	10,995
Lease liabilities	26,653	17,672
Capitalized research and development	6,372	—
Other	651	—
Total deferred tax assets	$76,088	$47,555
Valuation allowance for deferred tax assets	(13,088)	(12,782)
Net deferred tax assets	$63,000	$34,773
Deferred tax liabilities:
Depreciation and amortization	$3,574	$4,059
Right of use asset	25,744	16,987
Acquisition intangibles	32,315	3,100
Other	—	650
Total deferred tax liabilities	$61,633	$24,796
Total net deferred tax assets	$1,367	$9,977
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by $0.3 million in fiscal year 2022.  The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 26, 2022, the Company had gross federal net operating loss carryforwards of $3.7 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2023 through 2031. At March 26, 2022 the Company had gross foreign net operating loss carryforwards of $0.3 million that do not expire and gross state net operating loss carryforwards of $10.1 million that expire in fiscal years 2023 through 2030. In addition, the Company had $13.7 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2023 through 2034, and others do not expire.
At March 26, 2022, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
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
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 26, 2022	March 27, 2021
Beginning balance	$32,879	$36,208
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the prior years	—	(3,329)
Ending balance	$32,879	$32,879
At March 26, 2022, the Company had gross unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Balance Sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2022 and 2021 we recognized interest expense, net of tax, of approximately $0.9 million and $0.7 million, respectively. The total amount of interest accrued as of March 26, 2022 was $5.1 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.
The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies and on May 17, 2022, the IRS issued a Revenue Agent’s Report asserting additional tax of approximately $170.5 million plus interest and imposing penalties of approximately $63.7 million. We do not agree with the IRS's positions and we intend to vigorously dispute the proposed adjustments. We intend to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax, interest, and penalties, if any, could have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

20.    Segment Information

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

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021	March 28, 2020
China	$1,197,812	$1,024,178	$975,090
Hong Kong	325,433	170,605	205,314
Vietnam	72,162	10,115	—
South Korea	51,606	42,403	12,218
United States	29,513	21,708	17,099
Rest of World	104,934	100,221	71,403
Total consolidated sales	$1,781,460	$1,369,230	$1,281,124

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 26, 2022	March 27, 2021
United States	$118,847	$116,649
United Kingdom	28,612	29,895
Rest of World	9,618	8,398
Total consolidated property, plant and equipment, net	$157,077	$154,942

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 26, 2022.

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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 26, 2022, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 26, 2022, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
None.
ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2022 (the “Proxy Statement”) under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference. The Company has adopted a Code of Conduct ("the Code") that applies to all of its directors, officers, and employees. A copy of the Code can be found within the Corporate Governance section of our “Investors” page on our website at investor.cirrus.com. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation and Proposal No. 4 — Approval of the Second Amendment to the 2018 Long Term Incentive Plan is incorporated herein by reference.
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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 26, 2022 and March 27, 2021.
▪Consolidated Statements of Income for the fiscal years ended March 26, 2022, March 27, 2021, and March 28, 2020.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 26, 2022, March 27, 2021, and March 28, 2020.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2022, March 27, 2021, and March 28, 2020.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 26, 2022, March 27, 2021, and March 28, 2020.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
4.1	Description of Securities. (8)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (5)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.6+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan. (7)
10.7+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (10)
10.8+	Form of Restricted Stock Unit Agreement. (7)
10.9+	Form of Notice of Grant of Restricted Stock Units. (7)
10.10+	Form of Performance Award Agreement. (7)
10.11+	Form of Notice of Grant of Performance Award. (7)
10.12+	Form of Stock Option Agreement. (7)
10.13+	Form of Notice of Grant of Stock Option. (7)
10.14+	Form of Notice of Grant of Stock Award. (7)

10.15+	Transition Agreement, dated October 30, 2020. (9)
10.16	Agreement and Plan of Merger, entered July 8, 2021, among Lion, Cirrus Logic, Merger Sub, and the Agent (11)
10.17
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (11)

10.18+	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.19+	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.20*†	Capacity Reservation and Wafer Supply Commitment Agreement (12)
10.21+	Transition Services Agreement dated November 22, 2021 (13)
10.22+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on January 20, 2022 (14)
10.23+	Cirrus Logic, Inc. 2007 Management and Key Individual Contributor Incentive Plan, as amended and restated on March 22, 2022 (15)
14.1	Code of Conduct as amended and restated on February 28, 2022
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.
* Certain confidential information contained in this exhibit has been omitted by means of redacting a portion of the text and marking it with three asterisks indicated by [***], pursuant to Regulation S-K Item 601(b)(10)(iv). Certain confidential information has been excluded from the exhibit because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential. An unredacted copy of the exhibit will be provided on a supplemental basis to the SEC upon request.
† Certain schedules or appendices to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule will be furnished to the SEC upon request.
** The certifications attached as Exhibits 32.1 and 32.2 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 30, 2018 (Registration No. 000-17795).
(7)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(8)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 2, 2020 (Registration No. 000-17795).
(10)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 8, 2021 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 28, 2021 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 23, 2021 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on January 25, 2022 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 25, 2022 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ VENK NATHAMUNI
Venk Nathamuni
Chief Financial Officer and Principal Accounting Officer
May 20, 2022

KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Venk Nathamuni, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 20, 2022
John M. Forsyth

/s/ VENK NATHAMUNI	Chief Financial Officer and Principal Accounting Officer	May 20, 2022
Venk Nathamuni

/s/ JOHN C. CARTER	Director	May 20, 2022
John C. Carter

/s/ ALEXANDER M. DAVERN	Director	May 20, 2022
Alexander M. Davern

/s/ TIMOTHY R. DEHNE	Director	May 20, 2022
Timothy R. Dehne

/s/ DEIRDRE R. HANFORD	Director	May 20, 2022
Deirdre R. Hanford

/s/ RAGHIB HUSSAIN	Director	May 20, 2022
Raghib Hussain

/s/ CATHERINE P. LEGO	Director	May 20, 2022
Catherine P. Lego

/s/ DAVID J. TUPMAN	Director	May 20, 2022
David J. Tupman