Form 10-Q
period 2022-06-25
CIRRUS LOGIC, INC.
filed 2022-08-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 29, 2022 was 55,940,364.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 25, 2022

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 25,	March 26,
	2022	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$379,335	$369,814
Marketable securities	18,397	10,601
Accounts receivable, net	206,272	240,264
Inventories	174,370	138,436
Prepaid assets	36,689	40,822
Other current assets	45,945	40,078
Total current assets	861,008	840,015

Long-term marketable securities	55,965	63,749
Right-of-use lease assets	168,680	171,003
Property and equipment, net	157,165	157,077
Intangibles, net	149,984	158,145
Goodwill	435,936	435,791
Deferred tax assets	16,928	11,068
Long-term prepaid wafers	195,000	195,000
Other assets	65,236	91,552
Total assets	$2,105,902	$2,123,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,451	$115,417
Accrued salaries and benefits	41,026	65,261
Software license agreements	17,983	21,736
Current lease liabilities	13,988	14,680
Acquisition-related liabilities	30,964	30,964
Other accrued liabilities	27,184	16,725
Total current liabilities	252,596	264,783

Long-term liabilities:
Software license agreements	9,184	13,563
Non-current income taxes	73,735	73,383
Non-current lease liabilities	159,344	163,162
Long-term acquisition-related liabilities	11,856	8,692
Total long-term liabilities	254,119	258,800

Stockholders' equity:
Capital stock	1,596,684	1,578,427
Accumulated earnings	5,894	23,435
Accumulated other comprehensive loss	(3,391)	(2,045)
Total stockholders' equity	1,599,187	1,599,817
Total liabilities and stockholders' equity	$2,105,902	$2,123,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 25,	June 26,
	2022	2021
Net sales	$393,639	$277,253
Cost of sales	191,005	137,307
Gross profit	202,634	139,946
Operating expenses
Research and development	109,716	85,696
Selling, general and administrative	38,642	35,147
Total operating expenses	148,358	120,843
Income from operations	54,276	19,103
Interest income	523	1,020
Interest expense	(218)	(259)
Other income (expense)	506	(242)
Income before income taxes	55,087	19,622
Provision for income taxes	15,380	2,413
Net income	$39,707	$17,209

Basic earnings per share	$0.71	$0.30
Diluted earnings per share	$0.69	$0.29
Basic weighted average common shares outstanding	56,277	57,582
Diluted weighted average common shares outstanding	57,804	59,513

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 26,
	2022	2021
Net income	$39,707	$17,209
Other comprehensive income (loss), before tax
Foreign currency translation loss	(967)	(52)
Unrealized loss on marketable securities	(480)	(1,123)
Benefit for income taxes	101	236
Comprehensive income	$38,361	$16,270

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 26,
	2022	2021
Cash flows from operating activities:
Net income	$39,707	$17,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,515	11,898
Stock-based compensation expense	18,138	14,985
Deferred income taxes	(5,860)	(9,270)
Loss on retirement or write-off of long-lived assets	292	—
Other non-cash adjustments	99	108
Net change in operating assets and liabilities:
Accounts receivable, net	33,992	(27,822)
Inventories	(35,934)	(19,459)
Other assets	549	(6,457)
Accounts payable and other accrued liabilities	(20,327)	(21,740)
Income taxes payable	24,030	13,752
Acquisition-related liabilities	3,164	—
Net cash provided by (used in) operating activities	74,365	(26,796)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	4,694	49,158
Purchases of available-for-sale marketable securities	(5,186)	(53,969)
Purchases of property, equipment and software	(6,776)	(10,835)
Investments in technology	(448)	(1,068)
Net cash used in investing activities	(7,716)	(16,714)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	120	746
Repurchase of stock to satisfy employee tax withholding obligations	(866)	(1,772)
Repurchase and retirement of common stock	(56,382)	(12,501)
Net cash used in financing activities	(57,128)	(13,527)

Net increase (decrease) in cash and cash equivalents	9,521	(57,037)

Cash and cash equivalents at beginning of period	369,814	442,164
Cash and cash equivalents at end of period	$379,335	$385,127

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended	Shares	Amount
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	17,209	—	17,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(887)	(887)
Change in foreign currency translation adjustments	—	—	—	—	(52)	(52)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	61	—	745	(1,773)	—	(1,028)
Repurchase and retirement of common stock	(166)	—	—	(12,501)	—	(12,501)
Stock-based compensation	—	—	14,985	—	—	14,985
Balance, June 26, 2021	57,547	$58	$1,514,491	$(109,754)	$1,936	$1,406,731

Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	39,707	—	39,707
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(379)	(379)
Change in foreign currency translation adjustments	—	—	—	—	(967)	(967)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	28	—	120	(866)	—	(746)
Repurchase and retirement of common stock	(725)	(1)	—	(56,382)	—	(56,383)
Stock-based compensation	—	—	18,138	—	—	18,138
Balance, June 25, 2022	55,899	$56	$1,596,628	$5,894	$(3,391)	$1,599,187

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2022, included in our Annual Report on Form 10-K filed with the Commission on May 20, 2022.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Revenue from Contracts with Customers (Topic 606) as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted, and should be applied on a prospective basis. The Company is currently evaluating the impact of this guidance, but does not expect a material impact to the financial statements upon adoption.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution type accounting model. The disclosures would require information about the nature and related policy used for the transactions, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted, and can be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance, but does not expect a material impact to the financial statements upon adoption.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at June 25, 2022 (in thousands):

As of June 25, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,540	$—	$(2,577)	$67,963
Non-U.S. government securities	510	—	(11)	499
U.S. Treasury securities	5,730	—	(197)	5,533
Agency discount notes	385	—	(18)	367
Total securities	$77,165	$—	$(2,803)	$74,362

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $2.8 million related to securities with total amortized costs of approximately $77.2 million at June 25, 2022. Securities in a continuous unrealized loss position for more than 12 months as of June 25, 2022 had an aggregate amortized cost of $9.0 million and an aggregate unrealized loss of $0.4 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 25, 2022, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 26, 2022 (in thousands):

As of March 26, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,296	$2	$(2,133)	$68,165
Non-U.S. government securities	509	—	(9)	500
U.S. Treasury securities	5,483	—	(169)	5,314
Agency discount notes	385	—	(14)	371
Total securities	$76,673	$2	$(2,325)	$74,350

The Company's specifically identified gross unrealized losses of $2.3 million related to securities with total amortized costs of approximately $75.5 million at March 26, 2022. Securities in a continuous unrealized loss position for more than 12 months as of March 26, 2022 had an aggregate amortized cost of $3.5 million and an aggregate unrealized loss of $0.1 million. As of March 26, 2022, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 25, 2022		March 26, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$18,744	$18,397	$10,697	$10,601
After 1 year	58,421	55,965	65,976	63,749
Total	$77,165	$74,362	$76,673	$74,350

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, commercial paper, debt securities, non-U.S. government securities, U.S Treasury securities and securities of U.S. government-sponsored enterprises and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's long-term revolving credit facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of June 25, 2022, there are no amounts drawn under the credit facility and the fair value is zero.

As of June 25, 2022 and March 26, 2022, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 25, 2022.

The following summarizes the fair value of our financial instruments at June 25, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$302,044	$—	$—	$302,044

Available-for-sale securities
Corporate debt securities	$—	$67,963	$—	$67,963
Non-U.S. government securities	—	499	—	499
U.S. Treasury securities	5,533	—	—	5,533
Agency discount notes	—	367	—	367
	$5,533	$68,829	$—	$74,362

The following summarizes the fair value of our financial instruments at March 26, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$217,151	$—	$—	$217,151
Commercial paper	—	249	—	249
	$217,151	$249	$—	$217,400

Available-for-sale securities
Corporate debt securities	$—	$68,165	$—	$68,165
Non-U.S. government securities	—	500	—	500
U.S. Treasury securities	5,314	—	—	5,314
Agency discount notes	—	371	—	371
	$5,314	$69,036	$—	$74,350

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

As of June 25, 2022, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $1.8 million. The fair value of this contract was not material as of June 25, 2022.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 25,	June 26,
	2022	2021	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(219)	$332	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 25,	March 26,
	2022	2022
Gross accounts receivable	$206,272	$240,264
Allowance for doubtful accounts	—	—
Accounts receivable, net	$206,272	$240,264

7. Inventories

Inventories are comprised of the following (in thousands):

	June 25,	March 26,
	2022	2022
Work in process	$109,461	$95,188
Finished goods	64,909	43,248
	$174,370	$138,436

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

As a result of acquiring 100% of the outstanding share capital of Lion, Lion became a wholly-owned subsidiary of the Company. This transaction is accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Lion have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

At the acquisition date, total consideration transferred was approximately $280.5 million, inclusive of $4.9 million in cash acquired. During the third quarter of fiscal year 2022, an additional $1.2 million of consideration was paid related to contractual post-closing adjustment provisions. The remaining merger consideration of $31.0 million is subject to indemnity provisions as outlined in the merger agreement and is recorded as a liability as of June 25, 2022.

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

The following table presents the allocation of the purchase price at the date of acquisition (in thousands):

July 20, 2021
Cash	$4,924
Account receivable	6,725
Inventory	7,675
Manufacturing advances	8,502
Other current assets	321
Intangibles	163,700
Goodwill	148,418
Other non-current assets	453
Current liabilities	(2,927)
Deferred tax liabilities	(25,016)
Total purchase price	$312,775

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

As of June 25, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

10. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended
	June 25,	June 26,
	2022	2021
Audio Products	$254,496	$217,355
High-Performance Mixed-Signal Products	139,143	59,898
	$393,639	$277,253

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended
	June 25,	June 26,
	2022	2021
China	$261,491	$168,325
United States	7,197	6,019
Rest of World	124,951	102,909
	$393,639	$277,253
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

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 25,	June 26,
	2022	2021
Income before income taxes	$55,087	$19,622
Provision for income taxes	$15,380	$2,413
Effective tax rate	27.9%	12.3%

Our income tax expense was $15.4 million and $2.4 million for the first quarters of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 27.9% and 12.3%, respectively.  Our effective tax rate for the first quarter of fiscal year 2023 increased significantly year over year and was higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and experimental costs impacted the calculation of the Company's global intangible low-taxed income ("GILTI"), which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rate for the first quarter of fiscal year 2022 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 25, 2022, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 25, 2022, the balance of accrued interest and penalties, net of tax, was $5.4 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies, and in the first quarter of fiscal year 2023 issued a Revenue Agent’s Report asserting additional tax of approximately $170.5 million, excluding interest, and imposing penalties of approximately $63.7 million. We do not agree with the IRS's positions and we intend to vigorously dispute the proposed adjustments. We intend to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 25, 2022 and June 26, 2021 (in thousands, except per share amounts):

	Three Months Ended
	June 25,	June 26,
	2022	2021
Numerator:
Net income	$39,707	$17,209
Denominator:
Weighted average shares outstanding	56,277	57,582
Effect of dilutive securities	1,527	1,931
Weighted average diluted shares	57,804	59,513
Basic earnings per share	$0.71	$0.30
Diluted earnings per share	$0.69	$0.29

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 25, 2022 and June 26, 2021 were 386 thousand and 114 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

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

15. Stockholders' Equity

Common Stock

The Company issued an immaterial number of shares of common stock during the three months ended June 25, 2022, pursuant to the Company's equity incentive plans. The Company issued a net 0.1 million shares of common stock during the three months ended June 26, 2021, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2021, the Board of Directors authorized the repurchase of an additional $350 million of the Company’s common stock. Since inception, approximately $213.9 million of the Company’s common stock has been repurchased under the 2021 share repurchase program, leaving approximately $136.1 million available for repurchase under this plan as of June 25, 2022.  During the three months ended June 25, 2022, the Company repurchased 0.7 million shares of its common stock under the 2021 plan for $56.4 million, at an average cost of $77.78 per share.

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

17. Subsequent Event

In July 2022, the Board of Directors authorized the repurchase of an additional $500 million of the Company's common stock, in addition to the $136.1 million remaining from the Board's previous share repurchase authorization in January 2021, described above in Note 15.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 26, 2022, contained in our fiscal year 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2022.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2022 Annual Report on Form 10-K filed with the Commission on May 20, 2022, and in Part II, Item 1A “Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

We remain committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, broadening sales of audio components in key profitable applications beyond smartphones; and third, applying our mixed-signal engineering expertise to develop solutions in new, adjacent high-performance mixed-signal applications and markets.

As capacity constraints persist, Cirrus Logic continues to experience demand in excess of supply. In fiscal year 2022, we entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, to expand our ability to address unprecedented market demand and provide customers with much-needed supply assurance. We are working with our partners to expand capacity where possible. See additional information in Note 13 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements.

Impact of COVID-19

We continue to expect that COVID-19 will have an adverse effect on our business, financial condition, and results of operations and, with the pandemic ongoing, we are unable to predict the full extent and nature of these impacts at this time. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in our Form 10-K for the year ended March 26, 2022, and in our other filings with the Commission.

In the longer term, the COVID-19 pandemic is likely to continue to adversely affect the economies and financial markets of many countries, potentially leading to a global economic downturn, inflation or a recession. This would likely adversely affect the demand environment for our products and those of our customers, particularly consumer products such as smartphones, which may, in turn negatively affect our revenue and operating results. To date, any negative impact of COVID-19 on the overall demand for our products, cash flow from operations, need for capital expenditures, and our liquidity position has been limited.

Critical Accounting Policies and Estimates

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

There have been no significant changes during the three months ended June 25, 2022, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2022 Annual Report on Form 10-K for the fiscal year ended March 26, 2022.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2023 and 2022 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three months of fiscal years 2023 and 2022, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 25,	June 26,
	2022	2021
Net sales	100%	100%
Gross margin	51%	50%
Research and development	28%	31%
Selling, general and administrative	9%	12%
Income from operations	14%	7%
Interest income	—%	—%
Interest expense	—%	—%
Other income	—%	—%
Income before income taxes	14%	7%
Provision for income taxes	4%	1%
Net income	10%	6%

Net Sales

Net sales for the first quarter of fiscal year 2023 increased $116.4 million, or 42 percent, to $393.6 million from $277.3 million in the first quarter of fiscal year 2022.  Net sales from high-performance mixed-signal products increased $79.2 million for the quarter versus the first quarter of fiscal year 2022, primarily due to content gains, particularly in smartphones. Net sales from our audio products increased $37.1 million, primarily driven by higher ASPs.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the first quarters of fiscal years 2023 and 2022. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 89 percent and 90 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 79 percent and 72 percent, of the Company’s total net sales for the first quarter of fiscal years 2023 and 2022, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 25, 2022 or June 26, 2021.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.5 percent in the first quarter of fiscal year 2023, up from 50.5 percent in the first quarter of fiscal year 2022. The increase reflects the favorable impact of higher ASPs on general market products in excess of supply chain cost increases.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2023 was $109.7 million, an increase of $24.0 million, from $85.7 million in the first quarter of fiscal year 2022.  The primary drivers were higher employee-related expenses, including additional headcount, amortization of acquisition intangibles, acquisition-related costs, stock compensation, variable compensation, product development and facilities-related costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2023 was $38.6 million, an increase of $3.5 million, from $35.1 million in the first quarter of fiscal year 2022, primarily due to higher employee-related expenses and variable compensation.

Interest Income

The Company reported interest income of $0.5 million and $1.0 million, for the three months ended June 25, 2022 and June 26, 2021, respectively. Interest income decreased in the current period due to lower yields on lower combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.3 million for the three months ended June 25, 2022 and June 26, 2021, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 9).

Other Income (Expense)

For the three months ended June 25, 2022 and June 26, 2021, the Company reported $0.5 million in other income and $0.2 million in other expense, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 25,	June 26,
	2022	2021
Income before income taxes	$55,087	$19,622
Provision for income taxes	$15,380	$2,413
Effective tax rate	27.9%	12.3%

Our income tax expense for the first quarter of fiscal year 2023 was $15.4 million compared to $2.4 million for the first quarter of fiscal year 2022, resulting in effective tax rates of 27.9% and 12.3%, respectively. Our effective tax rate for the first quarter of fiscal year 2023 increased significantly year over year and was higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 (the "Act") whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and experimental costs impacted the calculation of the Company's global intangible low-taxed income ("GILTI"), which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rate for the first quarter of fiscal year 2022 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

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

Cash from operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $74.4 million for the first three months of fiscal year 2023 versus cash used in operations of $26.8 million for the corresponding period of fiscal year 2022.  The cash flow from operations during the first three months of fiscal year 2023 was related to the cash components of our net income and a $5.5 million favorable change in working capital, primarily as a result of a decrease in accounts receivables and increase in income taxes payable, partially offset by an increase in inventory and decrease in accounts payable and other accrued liabilities for the period.  The cash flow used in operations during the corresponding period of fiscal year 2022 was related to the cash components of our net income and a $61.7 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories, as well as decreases in accounts payable and other accrued liabilities.

Net cash used in investing activities was $7.7 million during the first three months of fiscal year 2023 versus $16.7 million during the first three months of fiscal year 2022.  The cash used in investing activities in the first three months of fiscal year 2023 was related to capital expenditures and technology investments of $7.2 million and net purchases of marketable securities of $0.5 million.  The cash used in investing activities in the corresponding period in fiscal year 2022 was related to capital expenditures and technology investments of $11.9 million and net purchases of marketable securities of $4.8 million.

Net cash used in financing activities was $57.1 million during the first three months of fiscal year 2023 and was primarily associated with stock repurchases for the period of $56.4 million.  The cash used in financing activities during the first three months of fiscal year 2022 of $13.5 million was primarily associated with stock repurchases during the period of $12.5 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Acquisition (discussed further in Note 8 - Acquisition of the Notes to the Consolidated Condensed Financial Statements) and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 13 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.
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

As of June 25, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2022 Annual Report on Form 10-K filed with the Commission on May 20, 2022. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 25, 2022.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 25, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 14 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 26, 2022, as filed with the Commission on May 20, 2022, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2022.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 89 percent and 90 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 79 percent and 72 percent of the Company’s total net sales for the first quarter of fiscal years 2023 and 2022, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 25, 2022, or June 26, 2021.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including:

- most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

- our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

- many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

- many of our customers have sufficient resources to internally develop technology solutions and semiconductor components that could replace the products that we currently supply in our customers’ end products;

- our customers face intense competition from other manufacturers that do not use our products; and

- our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to either obtain or dual source components from other suppliers.

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

Our results may be impacted by recent significant increases in inflation in the U.S. and overseas.

As previously disclosed in the risk factor section of our May 20, 2022 Annual Report on Form 10-K filing, we may be adversely impacted by global economic conditions. In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. There is a risk that inflation may generally affect us by increasing our cost of labor, manufacturing, and other costs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations. In addition, inflationary pressures could also result in a decline in consumer confidence and spending, potentially impacting demand for our customers' end products in the consumer electronics and smartphone markets. Any such decline would likely impact our business, operating results, and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 25, 2022 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2022 - April 23, 2022	—	$—	—	$192,514
April 24, 2022 - May 21, 2022	725	77.78	725	136,131
May 22, 2022 - June 25, 2022	—	—	—	136,131
Total	725	$77.78	725	$136,131

(1) The Company currently has one active share repurchase program, the $350 million share repurchase program authorized by the Board of Directors in January 2021. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.7 million shares of its common stock for $56.4 million during the first quarter of fiscal year 2023 under the 2021 repurchase program. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 25, 2022.

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
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).

*    The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	August 2, 2022	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer and Principal Accounting Officer