Form 10-Q
period 2022-09-24
CIRRUS LOGIC, INC.
filed 2022-11-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 28, 2022 was 55,060,601.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 24, 2022

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 24,	March 26,
	2022	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$355,043	$369,814
Marketable securities	23,869	10,601
Accounts receivable, net	304,546	240,264
Inventories	164,571	138,436
Prepaid assets	42,357	40,822
Other current assets	66,181	40,078
Total current assets	956,567	840,015

Long-term marketable securities	49,013	63,749
Right-of-use lease assets	162,859	171,003
Property and equipment, net	158,722	157,077
Intangibles, net	141,909	158,145
Goodwill	435,936	435,791
Deferred tax assets	13,094	11,068
Long-term prepaid wafers	174,787	195,000
Other assets	71,180	91,552
Total assets	$2,164,067	$2,123,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$118,000	$115,417
Accrued salaries and benefits	59,140	65,261
Software license agreements	22,925	21,736
Current lease liabilities	13,583	14,680
Acquisition-related liabilities	45,984	30,964
Other accrued liabilities	22,733	16,725
Total current liabilities	282,365	264,783

Long-term liabilities:
Non-current lease liabilities	152,294	163,162
Non-current income taxes	65,255	73,383
Long-term acquisition-related liabilities	—	8,692
Software license agreements	9,539	13,563
Total long-term liabilities	227,088	258,800

Stockholders' equity:
Capital stock	1,618,177	1,578,427
Accumulated earnings	40,927	23,435
Accumulated other comprehensive loss	(4,490)	(2,045)
Total stockholders' equity	1,654,614	1,599,817
Total liabilities and stockholders' equity	$2,164,067	$2,123,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net sales	$540,574	$465,886	$934,213	$743,139
Cost of sales	269,288	230,442	460,293	367,749
Gross profit	271,286	235,444	473,920	375,390
Operating expenses
Research and development	115,471	102,116	225,187	187,812
Selling, general and administrative	39,598	38,132	78,240	73,279
Total operating expenses	155,069	140,248	303,427	261,091
Income from operations	116,217	95,196	170,493	114,299
Interest income	1,528	288	2,051	1,308
Interest expense	(243)	(253)	(461)	(512)
Other income	295	1,859	801	1,617
Income before income taxes	117,797	97,090	172,884	116,712
Provision for income taxes	30,609	11,994	45,989	14,407
Net income	$87,188	$85,096	$126,895	$102,305

Basic earnings per share	$1.56	$1.48	$2.27	$1.78
Diluted earnings per share	$1.52	$1.43	$2.20	$1.72
Basic weighted average common shares outstanding	55,726	57,364	56,002	57,473
Diluted weighted average common shares outstanding	57,418	59,451	57,620	59,485

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net income	$87,188	$85,096	$126,895	$102,305
Other comprehensive income (loss), before tax
Foreign currency translation loss	(736)	(165)	(1,703)	(217)
Unrealized loss on marketable securities	(460)	(1,983)	(940)	(3,106)
Benefit for income taxes	97	417	198	653
Comprehensive income	$86,089	$83,365	$124,450	$99,635

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 24,	September 25,
	2022	2021
Cash flows from operating activities:
Net income	$126,895	$102,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,734	27,710
Stock-based compensation expense	38,621	31,536
Deferred income taxes	(4,456)	(8,976)
Loss on retirement or write-off of long-lived assets	303	331
Other non-cash adjustments	185	200
Net change in operating assets and liabilities:
Accounts receivable, net	(64,282)	(165,529)
Inventories	(26,135)	(7,422)
Prepaid wafers	—	(195,000)
Other assets	(1,942)	(101,368)
Accounts payable and other accrued liabilities	(6,098)	280,941
Income taxes payable	7,201	4,320
Acquisition-related liabilities	6,328	33,329
Net cash provided by operating activities	110,354	2,377

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	6,655	357,636
Purchases of available-for-sale marketable securities	(6,036)	(68,163)
Purchases of property, equipment and software	(16,987)	(14,728)
Investments in technology	(484)	(3,102)
Acquisition of business, net of cash obtained	—	(275,642)
Net cash used in investing activities	(16,852)	(3,999)

Cash flows from financing activities:
Debt issuance costs	—	(1,716)
Issuance of common stock, net of shares withheld for taxes	1,131	3,203
Repurchase of stock to satisfy employee tax withholding obligations	(3,022)	(2,785)
Repurchase and retirement of common stock	(106,382)	(52,503)
Net cash used in financing activities	(108,273)	(53,801)

Net decrease in cash and cash equivalents	(14,771)	(55,423)

Cash and cash equivalents at beginning of period	369,814	442,164
Cash and cash equivalents at end of period	$355,043	$386,741

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended	Shares	Amount
Balance, June 26, 2021	57,547	$58	$1,514,491	$(109,754)	$1,936	$1,406,731
Net income	—	—	—	85,096	—	85,096
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,566)	(1,566)
Change in foreign currency translation adjustments	—	—	—	—	(165)	(165)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	86	—	2,458	(1,012)	—	1,446
Repurchase and retirement of common stock	(505)	(1)	—	(40,002)	—	(40,003)
Stock-based compensation	—	—	16,551	—	—	16,551
Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090

Balance, June 25, 2022	55,899	$56	$1,596,628	$5,894	$(3,391)	$1,599,187
Net income	—	—	—	87,188	—	87,188
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(363)	(363)
Change in foreign currency translation adjustments	—	—	—	—	(736)	(736)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	110	—	1,011	(2,156)	—	(1,145)
Repurchase and retirement of common stock	(583)	(1)	—	(49,999)	—	(50,000)
Stock-based compensation	—	—	20,483	—	—	20,483
Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614
Six Months Ended
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	102,305	—	102,305
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,453)	(2,453)
Change in foreign currency translation adjustments	—	—	—	—	(217)	(217)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	147	—	3,203	(2,785)	—	418
Repurchase and retirement of common stock	(671)	(1)	—	(52,503)	—	(52,504)
Stock-based compensation	—	—	31,536	—	—	31,536
Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090

Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	126,895	—	126,895
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(742)	(742)
Change in foreign currency translation adjustments	—	—	—	—	(1,703)	(1,703)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	138	—	1,131	(3,022)	—	(1,891)
Repurchase and retirement of common stock	(1,308)	(2)	—	(106,381)	—	(106,383)
Stock-based compensation	—	—	38,621	—	—	38,621
Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614

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

The following table is a summary of available-for-sale securities at September 24, 2022 (in thousands):

As of September 24, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$69,730	$—	$(2,962)	$66,768
Non-U.S. government securities	511	—	(12)	499
U.S. Treasury securities	5,520	—	(264)	5,256
Agency discount notes	384	—	(25)	359
Total securities	$76,145	$—	$(3,263)	$72,882

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $3.3 million related to securities with total amortized costs of approximately $75.9 million at September 24, 2022. Securities in a continuous unrealized loss position for more than

12 months as of September 24, 2022 had an aggregate amortized cost of $21.5 million and an aggregate unrealized loss of $1.2 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 24, 2022, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 24, 2022		March 26, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$24,416	$23,869	$10,697	$10,601
After 1 year	51,729	49,013	65,976	63,749
Total	$76,145	$72,882	$76,673	$74,350

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of September 24, 2022, there are no amounts drawn under the credit facility and the fair value is zero.

As of September 24, 2022 and March 26, 2022, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or six months ended September 24, 2022.

The following summarizes the fair value of our financial instruments at September 24, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$303,181	$—	$—	$303,181

Available-for-sale securities
Corporate debt securities	$—	$66,768	$—	$66,768
Non-U.S. government securities	—	499	—	499
U.S. Treasury securities	5,256	—	—	5,256
Agency discount notes	—	359	—	359
	$5,256	$67,626	$—	$72,882

The following summarizes the fair value of our financial instruments at March 26, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$217,151	$—	$—	$217,151
Commercial paper	—	249	—	249
	$217,151	$249	$—	$217,400

Available-for-sale securities
Corporate debt securities	$—	$68,165	$—	$68,165
Non-U.S. government securities	—	500	—	500
U.S. Treasury securities	5,314	—	—	5,314
Agency discount notes	—	371	—	371
	$5,314	$69,036	$—	$74,350

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

As of September 24, 2022, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $8.4 million. The fair value of this contract was not material as of September 24, 2022.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021	Location
Loss recognized in income:
Foreign currency forward contracts	$(576)	$(397)	$(795)	$(65)	Other income

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 24,	March 26,
	2022	2022
Gross accounts receivable	$304,546	$240,264
Allowance for doubtful accounts	—	—
Accounts receivable, net	$304,546	$240,264

The increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter versus the fourth quarter of fiscal year 2022.

7. Inventories

Inventories are comprised of the following (in thousands):

	September 24,	March 26,
	2022	2022
Work in process	$122,107	$95,188
Finished goods	42,464	43,248
	$164,571	$138,436

8. Revolving Credit Facility

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

As of September 24, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Audio Products	$337,811	$300,775	$592,307	$518,130
High-Performance Mixed-Signal Products	202,763	165,111	341,906	225,009
	$540,574	$465,886	$934,213	$743,139

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
China	$350,254	$303,193	$611,745	$471,518
United States	13,102	5,337	20,299	11,356
Rest of World	177,218	157,356	302,169	260,265
	$540,574	$465,886	$934,213	$743,139
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

Transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods to the customer. Fixed pricing is the consideration that is agreed upon in the customer contract. Variable pricing includes rights of return, warranties, price protection and stock rotation. Rights of return and warranty costs are estimated using the "most likely amount" method by reviewing historical returns to determine the most likely customer return rate and applying materiality thresholds. Price protection includes price adjustments available to certain distributors based upon established book price and a stated adjustment period. Stock rotation is also available to certain distributors based on a stated maximum of prior billings.

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

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Income before income taxes	$117,797	$97,090	$172,884	$116,712
Provision for income taxes	$30,609	$11,994	$45,989	$14,407
Effective tax rate	26.0%	12.4%	26.6%	12.3%

Our income tax expense was $30.6 million and $12.0 million for the second quarters of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.0% and 12.4%, respectively.  Our income tax expense was $46.0 million and $14.4 million for the first six months of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.6% and 12.3%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2023 increased significantly year over year and were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and experimental costs impacts the calculation of the Company's global intangible low-taxed income, which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rates for the second quarter and first six months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 24, 2022, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 24, 2022, the balance of accrued interest and penalties, net of tax, was $5.8 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 24, 2022 and September 25, 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Numerator:
Net income	$87,188	$85,096	$126,895	$102,305
Denominator:
Weighted average shares outstanding	55,726	57,364	56,002	57,473
Effect of dilutive securities	1,692	2,087	1,618	2,012
Weighted average diluted shares	57,418	59,451	57,620	59,485
Basic earnings per share	$1.56	$1.48	$2.27	$1.78
Diluted earnings per share	$1.52	$1.43	$2.20	$1.72

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 24, 2022 were 265 thousand and 288 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 25, 2021 were 95 thousand and 99 thousand, respectively, as the shares were anti-dilutive.

12. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee. This reservation fee is recorded in "Other current assets" and "Other assets" on the consolidated condensed balance sheets within the short-term or long-term classification, as appropriate, and amortized over the Commitment Period. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" and "Other current assets" on the consolidated condensed balance sheets.

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

14. Stockholders' Equity

Common Stock

The Company issued a net 0.1 million shares of common stock during both the three and six months ended September 24, 2022, and a net 0.1 million shares of common stock during both the three and six months ended September 25, 2021, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2021, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock. Since inception, approximately $263.9 million of the Company’s common stock has been repurchased under the 2021 share repurchase program, leaving approximately $86.1 million available for repurchase under this plan as of September 24, 2022.  During the three months ended September 24, 2022, the Company repurchased 0.6 million shares of its common stock under the 2021 plan for $50.0 million, at an average cost of $85.78 per share. During the six months ended September 24, 2022, the Company repurchased 1.3 million shares of its common stock under the 2021 plan for $106.4 million, at an average cost of $81.35 per share. Additionally, in July 2022, the Company announced that the Board of Directors authorized a share repurchase program of up to $500 million of the Company's common stock. No shares have been repurchased under the 2022 plan as of September 24, 2022.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2022 Annual Report on Form 10-K filed with the Commission on May 20, 2022, and in "Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

Cirrus Logic continues to experience significant wafer supply constraints. In fiscal year 2022, we entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, to expand our ability to address unprecedented market demand and provide customers with much-needed supply assurance. In light of these constraints, we continue to prioritize supply towards key customers seeking to maximize total smartphone unit volumes, resulting in varied content across models and devices. We are working with our partners to secure additional capacity and seeking to expand foundry optionality where possible. See additional information in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements.

Impact of COVID-19

We continue to expect that COVID-19 will have an adverse effect on our business, financial condition, and results of operations and, with the pandemic ongoing, we are unable to predict the full extent and nature of these impacts at this time. The COVID-19 pandemic has and will likely continue to heighten or exacerbate many of the other risks described in the risk factors listed in our Form 10-K for the year ended March 26, 2022, and in our other filings with the Commission.

In the longer term, the COVID-19 pandemic is likely to continue to adversely affect the economies and financial markets of many countries, potentially leading to a global economic downturn, inflation or a recession. This has and may continue to adversely affect the demand environment for our products and those of our customers, particularly consumer products such as smartphones, which may, in turn negatively affect our revenue and operating results.

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

There have been no significant changes during the three and six months ended September 24, 2022, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2022 Annual Report on Form 10-K for the fiscal year ended March 26, 2022.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2023 and 2022 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three and six months of fiscal years 2023 and 2022, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Gross margin	50%	51%	51%	51%
Research and development	21%	22%	24%	26%
Selling, general and administrative	7%	9%	9%	10%
Income from operations	22%	20%	18%	15%
Interest income	—%	—%	1%	—%
Interest expense	—%	—%	—%	—%
Other income	—%	1%	—%	1%
Income before income taxes	22%	21%	19%	16%
Provision for income taxes	6%	3%	5%	2%
Net income	16%	18%	14%	14%

Net Sales

Net sales for the second quarter of fiscal year 2023 increased $74.7 million, or 16 percent, to $540.6 million from $465.9 million in the second quarter of fiscal year 2022.  Net sales from high-performance mixed-signal products increased $37.7 million for the quarter versus the second quarter of fiscal year 2022, primarily due to content gains, particularly in smartphones, and higher average sales prices ("ASPs"), partially offset by lower sales of fast-charging ICs in smartphones. Net sales from our audio products increased $37.0 million, primarily driven by higher ASPs and increased smartphone unit volumes.

Net sales for the first six months of fiscal year 2023 increased $191.1 million, or 26%, to $934.2 million from $743.1 million in the first six months of fiscal year 2022. High-performance mixed-signal product sales increased 52.0% due to content gains and higher ASPs. Net sales from our audio products increased $74.2 million, primarily due to higher ASPs and increased smartphone unit volumes.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent and 99 percent of net sales for the second quarters of fiscal years 2023 and 2022 and 98 percent for each of the first six month periods of fiscal year 2023 and 2022, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 91 percent and 93 percent of our net sales, respectively. For the first six months of fiscal year 2023 and 2022, our ten largest end customers represented approximately 90 percent and 92 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 80 percent, of the Company’s total net sales for the second quarter of fiscal years 2023 and 2022, respectively and 81 percent and 77 percent for the first six months of fiscal year 2023 and 2022, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 24, 2022 or September 25, 2021.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.2 percent in the second quarter of fiscal year 2023, down from 50.5 percent in the second quarter of fiscal year 2022. The decrease reflects an increase in supply chain costs that came into effect in January 2022, and to a lesser extent, higher reserves. This was favorably offset by the absence in the current quarter of the purchase price fair value adjustment to inventory, which was a one-time event in the second quarter of fiscal year 2022, as a result of the Lion Semiconductor, Inc. ("Lion") acquisition (the "Acquisition").

Gross margin was 50.7 percent for the first six months of fiscal year 2023, up from 50.5 percent for the first six months of fiscal year and 2022. The increase was primarily due to the absence in the current quarter of the purchase price fair value adjustment to inventory, which was a one-time event in the second quarter of fiscal year 2022, resulting from the Acquisition.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2023 was $115.5 million, an increase of $13.4 million, from $102.1 million in the second quarter of fiscal year 2022, as we continued to invest in R&D. Significant drivers included higher stock-based compensation, product development, facilities-related, employee-related, and variable compensation costs.

Research and development expense for the first six months of fiscal year 2023 was $225.2 million, an increase of $37.4 million, from $187.8 million for the first six months of fiscal year 2022 primarily due to higher employee-related expenses, stock-based compensation, product development, amortization of acquisition intangibles, facilities-related, acquisition-related, and variable compensation costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2023 was $39.6 million, an increase of $1.5 million, from $38.1 million in the second quarter of fiscal year 2022, primarily due to higher employee-related expenses, which were partially driven by higher travel and employee activity-related costs as the Company transitions from fully remote work arrangements.

Selling, general and administrative expense for the first six months of fiscal year 2023 was $78.2 million, an increase of $4.9 million, from $73.3 million for the first six months of fiscal year 2022 primarily due to increased employee-related expenses, partially driven by higher travel and employee activity-related costs as the Company transitions from fully remote work arrangements, and higher variable compensation costs.

Interest Income

The Company reported interest income of $1.5 million and $2.1 million, for the three and six months ended September 24, 2022, respectively and $0.3 million and $1.3 million for the three and six months ended September 25, 2021, respectively. Interest income increased in the current period due to higher yields on combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.5 million for the three and six months ended September 24, 2022, respectively and $0.3 million and $0.5 million for the three and six months ended September 25, 2021, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8).

Other Income

For the three and six months ended September 24, 2022, the Company reported $0.3 million in other income and $0.8 million in other income, respectively, and $1.9 million and $1.6 million for the three and six months ended September 25, 2021, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Income before income taxes	$117,797	$97,090	$172,884	$116,712
Provision for income taxes	$30,609	$11,994	$45,989	$14,407
Effective tax rate	26.0%	12.4%	26.6%	12.3%

Our income tax expense for the second quarter of fiscal year 2023 was $30.6 million compared to $12.0 million for the second quarter of fiscal year 2022, resulting in effective tax rates of 26.0% and 12.4%, respectively. Our income tax expense was $46.0 million and $14.4 million for the first six months of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.6% and 12.3%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2023 increased significantly year over year and were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and experimental costs impacts the calculation of the Company's global intangible low-taxed income, which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rates for the second quarter and first six months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

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

Cash from operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $110.4 million for the first six months of fiscal year 2023 versus $2.4 million for the corresponding period of fiscal year 2022.  The cash flow from operations during the first six months of fiscal year 2023 was related to the cash components of our net income and an $84.9 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory for the period.  The cash flow from operations during the corresponding period of fiscal year 2022 was related to the cash components of our net income and a $150.7 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), accounts receivables and other assets (a large portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by an increase in accounts payable and accrued liabilities and acquisition-related liabilities for the period.

Net cash used in investing activities was $16.9 million during the first six months of fiscal year 2023 versus $4.0 million during the first six months of fiscal year 2022.  The cash used in investing activities in the first six months of fiscal year 2023 was related to capital expenditures and technology investments of $17.5 million, offset by net sales of marketable securities of $0.6 million.  The cash used in investing activities in the corresponding period in fiscal year 2022 was related to the Acquisition, net of cash obtained, of $275.6 million and capital expenditures and technology investments of $17.8 million.

Cash used in investing activities was offset by net sales of marketable securities of $289.5 million for the first six months of fiscal year 2022.

Net cash used in financing activities was $108.3 million during the first six months of fiscal year 2023 and was primarily associated with stock repurchases for the period of $106.4 million.  The cash used in financing activities during the first six months of fiscal year 2022 of $53.8 million was primarily associated with stock repurchases during the period of $52.5 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Acquisition and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.
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

As of September 24, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 24, 2022.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 24, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the second quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 91 percent and 93 percent of our net sales, respectively. For the first six month periods of fiscal years 2023 and 2022, our ten largest end customers represented approximately 90 percent and 92 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 80 percent of the Company’s total net sales for the second quarter of fiscal years 2023 and 2022, respectively and 81 percent and 77 percent for the first six months of fiscal years 2023 and 2022, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three or six months ended September 24, 2022, or September 25, 2021.

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

In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions or to not accept price increases resulting from unexpected or additional cost increases or fees associated with our suppliers. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline from time to time, potentially reducing our revenue, margins, and earnings.

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

As previously disclosed in the risk factor section of our May 20, 2022 Annual Report on Form 10-K filing, we may be adversely impacted by global economic conditions. In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation has recently and may continue to increase our cost of labor, manufacturing, and other costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased prices or revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations. In addition, inflationary pressures could also result in a decline in consumer confidence and spending, potentially impacting demand for our customers' end products in the consumer electronics and smartphone markets. Any such decline would likely impact our business, operating results, and financial condition.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.

The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell products in certain countries. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce's Bureau of Industry and Security ("BIS") through the addition of companies to the BIS Entity List as well as trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues, may require us to suspend our business with certain international customers and/or manufacturing entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. For example, on October 7, 2022, BIS issued export controls requiring licenses for the export of advanced computing items along with licensing requirements for U.S. persons associated with the support, development, and production of certain semiconductor items in China.

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

Our products may be subject to average selling prices that decline over time. If we are unable to maintain or increase average selling prices for existing products, increase our volumes, introduce new or enhanced products with higher selling prices, or reduce our costs, our business and operating results could be harmed.

Historically in the semiconductor industry, average selling prices of products have decreased over time. Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices. Further, we have made commitments not to exceed certain pricing with some key customers on some of our products and we may not be able to pass on any unexpected or additional costs increases or fees associated with our suppliers.

If the average selling price of any of our products declines or we are unable to pass on increased supply costs to our customers, and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected.

In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any reductions in prices or sales shortfalls. Because of these factors, we may experience adverse fluctuations in our future operating results on a quarterly or annual basis.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 24, 2022 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2022 - July 23, 2022	—	$—	—	$636,131
July 24, 2022 - August 20, 2022	583	85.78	583	586,131
August 21, 2022 - September 24, 2022	—	—	—	586,131
Total	583	$85.78	583	$586,131

(1) The Company currently has two active share repurchase programs, the $350 million share repurchase program authorized by the Board of Directors in January 2021 and the $500 million share repurchase program authorized by the Board of Directors in July 2022. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 trading plan. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The programs do not have an expiration date, do not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.6 million shares of its common stock for $50.0 million during the second quarter of fiscal year 2023 under the 2021 repurchase program. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 24, 2022.

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

CIRRUS LOGIC, INC.

Date:	November 1, 2022	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer and Principal Accounting Officer