Form 10-Q
period 2022-12-24
CIRRUS LOGIC, INC.
filed 2023-02-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2022

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 31, 2023 was 55,257,165.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 24, 2022

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 24,	March 26,
	2022	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$434,544	$369,814
Marketable securities	28,373	10,601
Accounts receivable, net	270,493	240,264
Inventories	152,426	138,436
Prepaid assets	38,881	40,822
Other current assets	88,768	40,078
Total current assets	1,013,485	840,015

Long-term marketable securities	44,784	63,749
Right-of-use lease assets	150,938	171,003
Property and equipment, net	156,602	157,077
Intangibles, net	133,032	158,145
Goodwill	435,936	435,791
Deferred tax assets	8,630	11,068
Long-term prepaid wafers	154,575	195,000
Other assets	67,907	91,552
Total assets	$2,165,889	$2,123,400

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$117,406	$115,417
Accrued salaries and benefits	42,187	65,261
Software license agreements	22,543	21,736
Current lease liabilities	14,024	14,680
Acquisition-related liabilities	18,195	30,964
Other accrued liabilities	14,194	16,725
Total current liabilities	228,549	264,783

Long-term liabilities:
Non-current lease liabilities	143,252	163,162
Non-current income taxes	72,267	73,383
Long-term acquisition-related liabilities	—	8,692
Software license agreements	5,501	13,563
Total long-term liabilities	221,020	258,800

Stockholders' equity:
Capital stock	1,639,056	1,578,427
Accumulated earnings	80,865	23,435
Accumulated other comprehensive loss	(3,601)	(2,045)
Total stockholders' equity	1,716,320	1,599,817
Total liabilities and stockholders' equity	$2,165,889	$2,123,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Net sales	$590,582	$548,349	$1,524,795	$1,291,488
Cost of sales	293,877	258,827	754,170	626,576
Gross profit	296,705	289,522	770,625	664,912
Operating expenses
Research and development	118,063	107,101	343,250	294,913
Selling, general and administrative	37,262	38,247	115,502	111,526
Total operating expenses	155,325	145,348	458,752	406,439
Income from operations	141,380	144,174	311,873	258,473
Interest income	2,995	140	5,047	1,448
Interest expense	(218)	(218)	(680)	(730)
Other income (expense)	(3,716)	(87)	(2,915)	1,530
Income before income taxes	140,441	144,009	313,325	260,721
Provision for income taxes	36,964	16,373	82,953	30,780
Net income	$103,477	$127,636	$230,372	$229,941

Basic earnings per share	$1.87	$2.23	$4.13	$4.01
Diluted earnings per share	$1.83	$2.16	$4.02	$3.88
Basic weighted average common shares outstanding	55,239	57,178	55,748	57,374
Diluted weighted average common shares outstanding	56,583	59,031	57,280	59,317

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Net income	$103,477	$127,636	$230,372	$229,941
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	468	(107)	(1,235)	(324)
Unrealized gain (loss) on marketable securities	533	(650)	(407)	(3,756)
Benefit (provision) for income taxes	(112)	137	86	790
Comprehensive income	$104,366	$127,016	$228,816	$226,651

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 24,	December 25,
	2022	2021
Cash flows from operating activities:
Net income	$230,372	$229,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,358	45,156
Stock-based compensation expense	59,108	49,368
Deferred income taxes	6,430	(8,243)
Loss on retirement or write-off of long-lived assets	306	527
Other non-cash adjustments	3,017	282
Net change in operating assets and liabilities:
Accounts receivable, net	(30,229)	(210,694)
Inventories	(13,990)	32,413
Prepaid wafers	—	(195,000)
Other assets	4,516	(101,160)
Accounts payable and other accrued liabilities	(26,619)	(12,720)
Income taxes payable	(3,455)	159
Acquisition-related liabilities	9,488	36,493
Net cash provided by (used in) operating activities	291,302	(133,478)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	10,346	366,582
Purchases of available-for-sale marketable securities	(9,469)	(77,716)
Purchases of property, equipment and software	(23,764)	(18,091)
Investments in technology	(1,315)	(3,463)
Acquisition of business, net of cash obtained	—	(276,884)
Net cash used in investing activities	(24,202)	(9,572)

Cash flows from financing activities:
Debt issuance costs	—	(1,718)
Payment of acquisition-related holdback	(30,949)	—
Issuance of common stock, net of shares withheld for taxes	1,524	8,562
Repurchase of stock to satisfy employee tax withholding obligations	(16,563)	(18,335)
Repurchase and retirement of common stock	(156,382)	(92,502)
Net cash used in financing activities	(202,370)	(103,993)

Net increase (decrease) in cash and cash equivalents	64,730	(247,043)

Cash and cash equivalents at beginning of period	369,814	442,164
Cash and cash equivalents at end of period	$434,544	$195,121

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended	Shares	Amount
Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090
Net income	—	—	—	127,636	—	127,636
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(513)	(513)
Change in foreign currency translation adjustments	—	—	—	—	(107)	(107)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	619	1	5,357	(15,551)	—	(10,193)
Repurchase and retirement of common stock	(501)	(1)	—	(39,997)	—	(39,998)
Stock-based compensation	—	—	17,832	—	—	17,832
Balance, December 25, 2021	57,246	$57	$1,556,689	$6,416	$(415)	$1,562,747

Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614
Net income	—	—	—	103,477	—	103,477
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	421	421
Change in foreign currency translation adjustments	—	—	—	—	468	468
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	499	1	392	(13,541)	—	(13,148)
Repurchase and retirement of common stock	(713)	(1)	—	(49,998)	—	(49,999)
Stock-based compensation	—	—	20,487	—	—	20,487
Balance, December 24, 2022	55,212	$55	$1,639,001	$80,865	$(3,601)	$1,716,320
Nine Months Ended
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	229,941	—	229,941
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,966)	(2,966)
Change in foreign currency translation adjustments	—	—	—	—	(324)	(324)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	766	1	8,560	(18,336)	—	(9,775)
Repurchase and retirement of common stock	(1,172)	(2)	—	(92,500)	—	(92,502)
Stock-based compensation	—	—	49,368	—	—	49,368
Balance, December 25, 2021	57,246	$57	$1,556,689	$6,416	$(415)	$1,562,747

Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	230,372	—	230,372
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(321)	(321)
Change in foreign currency translation adjustments	—	—	—	—	(1,235)	(1,235)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	637	1	1,523	(16,563)	—	(15,039)
Repurchase and retirement of common stock	(2,021)	(3)	—	(156,379)	—	(156,382)
Stock-based compensation	—	—	59,108	—	—	59,108
Balance, December 24, 2022	55,212	$55	$1,639,001	$80,865	$(3,601)	$1,716,320

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

The following table is a summary of available-for-sale securities at December 24, 2022 (in thousands):

As of December 24, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,044	$22	$(2,496)	$67,570
Non-U.S. government securities	510	—	(8)	502
U.S. Treasury securities	4,944	—	(220)	4,724
Agency discount notes	384	—	(23)	361
Total securities	$75,882	$22	$(2,747)	$73,157

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $2.7 million related to securities with total amortized costs of approximately $72.4 million at December 24, 2022. Securities in a continuous unrealized loss position for more than

12 months as of December 24, 2022 had an aggregate amortized cost of $56.2 million and an aggregate unrealized loss of $2.3 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 24, 2022, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 24, 2022		March 26, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$28,966	$28,373	$10,697	$10,601
After 1 year	46,916	44,784	65,976	63,749
Total	$75,882	$73,157	$76,673	$74,350

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of December 24, 2022, there are no amounts drawn under the credit facility and the fair value is zero.

As of December 24, 2022 and March 26, 2022, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or nine months ended December 24, 2022.

The following summarizes the fair value of our financial instruments at December 24, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$393,626	$—	$—	$393,626

Available-for-sale securities
Corporate debt securities	$—	$67,570	$—	$67,570
Non-U.S. government securities	—	502	—	502
U.S. Treasury securities	4,724	—	—	4,724
Agency discount notes	—	361	—	361
	$4,724	$68,433	$—	$73,157

The following summarizes the fair value of our financial instruments at March 26, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$217,151	$—	$—	$217,151
Commercial paper	—	249	—	249
	$217,151	$249	$—	$217,400

Available-for-sale securities
Corporate debt securities	$—	$68,165	$—	$68,165
Non-U.S. government securities	—	500	—	500
U.S. Treasury securities	5,314	—	—	5,314
Agency discount notes	—	371	—	371
	$5,314	$69,036	$—	$74,350

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

As of December 24, 2022, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $1.1 million. The fair value of this contract was not material as of December 24, 2022.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$348	$(285)	$(447)	$(350)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 24,	March 26,
	2022	2022
Gross accounts receivable	$270,493	$240,264
Allowance for doubtful accounts	—	—
Accounts receivable, net	$270,493	$240,264

7. Inventories

Inventories are comprised of the following (in thousands):

	December 24,	March 26,
	2022	2022
Work in process	$112,206	$95,188
Finished goods	40,220	43,248
	$152,426	$138,436

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

As of December 24, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Audio Products	$347,297	$341,897	$939,604	$860,027
High-Performance Mixed-Signal Products	243,285	206,452	585,191	431,461
	$590,582	$548,349	$1,524,795	$1,291,488

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
China	$397,222	$384,254	$1,008,967	$855,772
United States	22,140	10,341	42,439	21,697
Rest of World	171,220	153,754	473,389	414,019
	$590,582	$548,349	$1,524,795	$1,291,488
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

Transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods to the customer. Fixed pricing is the consideration that is agreed upon in the customer contract. Variable pricing includes rights of return, price protection and stock rotation. Rights of return costs are estimated using the "most likely amount" method by reviewing historical returns to determine the most likely customer return rate and applying materiality thresholds. Price protection includes price adjustments available to certain distributors based upon established book price and a stated adjustment period. Stock rotation is also available to certain distributors based on a stated maximum of prior billings.

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

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Income before income taxes	$140,441	$144,009	$313,325	$260,721
Provision for income taxes	$36,964	$16,373	$82,953	$30,780
Effective tax rate	26.3%	11.4%	26.5%	11.8%

Our income tax expense was $37.0 million and $16.4 million for the third quarters of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.3 percent and 11.4 percent, respectively.  Our income tax expense was $83.0 million and $30.8 million for the first nine months of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.5 percent and 11.8 percent, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2023 increased significantly year over year and were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and development costs impacts the calculation of the Company's global intangible low-taxed income, which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rates for the third quarter and first nine months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 24, 2022, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 24, 2022, the balance of accrued interest and penalties, net of tax, was $6.2 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 24, 2022 and December 25, 2021 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Numerator:
Net income	$103,477	$127,636	$230,372	$229,941
Denominator:
Weighted average shares outstanding	55,239	57,178	55,748	57,374
Effect of dilutive securities	1,344	1,853	1,532	1,943
Weighted average diluted shares	56,583	59,031	57,280	59,317
Basic earnings per share	$1.87	$2.23	$4.13	$4.01
Diluted earnings per share	$1.83	$2.16	$4.02	$3.88

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 24, 2022 were 273 thousand and 253 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 25, 2021 were 102 thousand and 97 thousand, respectively, as the shares were anti-dilutive.

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

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The amortized portion of this reservation fee is recorded in "Other current assets" and "Other assets" on the consolidated condensed balance sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" and "Other current assets" on the consolidated condensed balance sheets.

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

14. Stockholders' Equity

Common Stock

The Company issued a net 0.5 million and 0.6 million shares of common stock during the three and nine months ended December 24, 2022, respectively, and a net 0.6 million and 0.8 million shares of common stock during the three and nine months ended December 25, 2021, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2021, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock. Since inception, approximately $313.9 million of the Company’s common stock has been repurchased under this share authorization, leaving approximately $36.1 million available for repurchase as of December 24, 2022.  During the three months ended December 24, 2022, the Company repurchased 0.7 million shares of its common stock under the 2021 authorization for $50.0 million, at an average cost of $70.14 per share. During the nine months ended December 24, 2022, the Company repurchased 2.0 million shares of its common stock under the 2021 authorization for $156.4 million, at an average cost of $77.39 per share. Additionally, in July 2022, the Company announced that the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. No shares have been repurchased under the 2022 authorization as of December 24, 2022.

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

There have been no significant changes during the three and nine months ended December 24, 2022, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2022 Annual Report on Form 10-K for the fiscal year ended March 26, 2022.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2023 and 2022 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three and nine months of fiscal years 2023 and 2022, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Gross margin	50%	53%	51%	51%
Research and development	20%	20%	23%	23%
Selling, general and administrative	6%	7%	8%	8%
Income from operations	24%	26%	20%	20%
Interest income	1%	—%	—%	—%
Interest expense	—%	—%	—%	—%
Other income (expense)	(1)%	—%	—%	—%
Income before income taxes	24%	26%	20%	20%
Provision for income taxes	6%	3%	5%	2%
Net income	18%	23%	15%	18%

Net Sales

Net sales for the third quarter of fiscal year 2023 increased $42.3 million, or 8 percent, to $590.6 million from $548.3 million in the third quarter of fiscal year 2022.  Net sales from high-performance mixed-signal products increased $36.8 million for the quarter versus the third quarter of fiscal year 2022, primarily due to higher average sales prices ("ASPs"), which helped offset increased costs, and content gains in smartphones, partially offset by lower sales of battery and power products in smartphones. Net sales from our audio products increased $5.4 million, primarily driven by higher ASPs, and partially offset by a reduction in smartphone units.

Net sales for the first nine months of fiscal year 2023 increased $233.3 million, or 18 percent, to $1.5 billion from $1.3 billion in the first nine months of fiscal year 2022. High-performance mixed-signal product sales increased 35.6% due to content gains and higher ASPs, which helped offset increased costs. Net sales from our audio products increased $79.6 million, primarily due to higher ASPs.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 96 percent and 98 percent of net sales for the third quarters of fiscal years 2023 and 2022 and 97 percent and 98 percent for the first nine month periods of fiscal year 2023 and 2022, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the third quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 94 percent and 93 percent of our net sales, respectively. For the first nine months of fiscal year 2023 and 2022, our ten largest end customers represented approximately 92 percent and 93 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 82 percent, of the Company’s total net sales for the third quarter of fiscal years 2023 and 2022, respectively and 83 percent and 79 percent for the first nine months of fiscal year 2023 and 2022, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 24, 2022 or December 25, 2021.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.2 percent in the third quarter of fiscal year 2023, down from 52.8 percent in the third quarter of fiscal year 2022. The decrease reflects an increase in supply chain costs, and to a lesser extent, a less favorable product mix.

Gross margin was 50.5 percent for the first nine months of fiscal year 2023, down from 51.5 percent for the first nine months of fiscal year and 2022. The decrease was primarily due to an increase in supply chain costs. Offsetting the reduced gross margin were ASP increases in general market products and the absence of the purchase price fair value adjustment to inventory, which was a one-time event in the second quarter of fiscal year 2022, resulting from the Lion Semiconductor, Inc. ("Lion") acquisition (the "Acquisition").

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2023 was $118.1 million, an increase of $11.0 million, from $107.1 million in the third quarter of fiscal year 2022, as we continued to invest in R&D. Significant drivers included higher product development, employee-related, facilities-related, and stock-based compensation costs, partially offset by decreased variable compensation costs.

Research and development expense for the first nine months of fiscal year 2023 was $343.3 million, an increase of $48.4 million, from $294.9 million for the first nine months of fiscal year 2022 primarily due to higher employee-related expenses, product development, stock-based compensation, facilities-related, amortization of acquisition intangibles, acquisition-related, and variable compensation costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2023 was $37.3 million, a decrease of $0.9 million, from $38.2 million in the third quarter of fiscal year 2022, primarily due to lower variable compensation and professional services costs, partially offset by higher employee-related expenses.

Selling, general and administrative expense for the first nine months of fiscal year 2023 was $115.5 million, an increase of $4.0 million, from $111.5 million for the first nine months of fiscal year 2022 primarily due to increased employee-related expenses, partially driven by higher travel and employee activity-related costs as the Company transitions from fully remote work arrangements, partially offset by reduced professional services costs for the fiscal year.

Interest Income

The Company reported interest income of $3.0 million and $5.0 million, for the three and nine months ended December 24, 2022, respectively and $0.1 million and $1.4 million for the three and nine months ended December 25, 2021, respectively. Interest income increased in the current period due to higher yields on combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.7 million for the three and nine months ended December 24, 2022, respectively and $0.2 million and $0.7 million for the three and nine months ended December 25, 2021, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8).

Other Income (Expense)

For the three and nine months ended December 24, 2022, the Company reported $3.7 million and $2.9 million in other expense, respectively. For the three and nine months ended December 25, 2021, the Company reported $0.1 million in other expense and $1.5 million in other income, respectively. This activity primarily related to an equity investment write down and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Income before income taxes	$140,441	$144,009	$313,325	$260,721
Provision for income taxes	$36,964	$16,373	$82,953	$30,780
Effective tax rate	26.3%	11.4%	26.5%	11.8%

Our income tax expense for the third quarter of fiscal year 2023 was $37.0 million compared to $16.4 million for the third quarter of fiscal year 2022, resulting in effective tax rates of 26.3 percent and 11.4 percent, respectively. Our income tax expense was $83.0 million and $30.8 million for the first nine months of fiscal years 2023 and 2022, respectively, resulting in effective tax rates of 26.5 percent and 11.8 percent, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2023 increased significantly year over year and were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 whereby research and development expenditures incurred in tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and development costs impacts the calculation of the Company's global intangible low-taxed income, which is treated as a period cost, beginning in the first quarter of fiscal year 2023. Our effective tax rates for the third quarter and first nine months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

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

Cash from operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $291.3 million for the first nine months of fiscal year 2023 versus $133.5 million cash used in operations for the corresponding period of fiscal year 2022.  The cash flow from operations during the first nine months of fiscal year 2023 was related to the cash components of our net income and a $60.3 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory and a decrease in accounts payable and other liabilities.  The cash used in operations during the corresponding period of fiscal year 2022 was related to the cash components of our net income and a $450.5 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), accounts receivables and other assets (a large portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by increases in acquisition-related liabilities and decreases in inventory for the period.

Net cash used in investing activities was $24.2 million during the first nine months of fiscal year 2023 versus $9.6 million during the first nine months of fiscal year 2022.  The cash used in investing activities in the first nine months of fiscal year 2023 was related to capital expenditures and technology investments of $25.1 million, offset by net sales of marketable securities of $0.9 million.  The cash used in investing activities in the corresponding period in fiscal year 2022 was related to the Acquisition, net of cash obtained, of $276.9 million and capital expenditures and technology investments of $21.6 million. Cash used in investing activities was offset by net sales of marketable securities of $288.9 million for the first nine months of fiscal year 2022.

Net cash used in financing activities was $202.4 million during the first nine months of fiscal year 2023 and was primarily associated with stock repurchases for the period of $156.4 million and the payment of the Acquisition-related holdback of $30.9 million. The cash used in financing activities during the first nine months of fiscal year 2022 of $104.0 million was primarily associated with stock repurchases during the period of $92.5 million.

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

As of December 24, 2022, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 24, 2022.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 24, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the third quarter of fiscal years 2023 and 2022, our ten largest end customers represented approximately 94 percent and 93 percent of our net sales, respectively. For the first nine month periods of fiscal years 2023 and 2022, our ten largest end customers represented approximately 92 percent and 93 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 82 percent of the Company’s total net sales for the third quarter of fiscal years 2023 and 2022, respectively and 83 percent and 79 percent for the first nine months of fiscal years 2023 and 2022, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three or nine months ended December 24, 2022, or December 25, 2021.

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

Our results have been and may continue to be impacted by recent significant increases in inflation in the U.S. and overseas.

As previously disclosed in the risk factor section of our May 20, 2022 Annual Report on Form 10-K filing, we have been and may continue to be adversely impacted by global economic conditions. In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation has recently and may continue to increase our cost of labor, manufacturing, and other costs. If our costs continue to be subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased prices or revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations. In addition, inflationary pressures could also result in a decline in consumer confidence and spending, potentially impacting demand for our customers' end products in the consumer electronics and smartphone markets. Any such decline would likely impact our business, operating results, and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 24, 2022 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2022 - October 22, 2022	362	$73.60	362	$559,449
October 23, 2022 - November 19, 2022	10	74.87	10	558,728
November 20, 2022 - December 24, 2022	341	66.32	341	536,131
Total	713	$70.14	713	$536,131

(1) The Company's share repurchase program includes two outstanding authorizations: $350 million in share repurchases authorized by the Board of Directors in January 2021 and an additional $500 million in share repurchases authorized by the Board of Directors in July 2022. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.7 million shares of its common stock for $50.0 million during the third quarter of fiscal year 2023 under the 2021 share authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 24, 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CIRRUS LOGIC, INC.

Date:	February 2, 2023	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer and Principal Accounting Officer