Form 10-K
period 2023-03-25
CIRRUS LOGIC, INC.
filed 2023-05-19
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 25, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number 0-17795
CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

Delaware				77-0024818
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

800 W. 6th Street	Austin,	Texas		78701
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code:			(512)	851-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	CRUS	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,621,830,483 based upon the closing price reported on the NASDAQ Global Select Market as of September 24, 2022. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 17, 2023, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 54,814,364.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2023 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 25, 2023

PART I

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
We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation, and expressly disclaim any duty, to revise or update this information, whether as a result of new information, events or circumstances after the filing of this report with the SEC, except as required by law. We urge readers to carefully review and consider the various disclosures made in this Annual Report on Form 10–K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K and attributable to Cirrus Logic, Inc. are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.
ITEM 1.  Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility, which houses engineering, sales and marketing, and administrative functions, is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). We also routinely post other important information on our website, including information specifically addressed to investors. We intend for the investor relations section of our website to be a recognized channel of distribution for disseminating information to the securities marketplace for purposes of complying with our disclosure obligations under SEC Regulation Fair Disclosure. To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in low-power, high-precision mixed-signal processing to solve complex problems that span the analog to digital divide.  The Company is committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing high-performance mixed-signal ("HPMS") content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.

Cirrus Logic focuses on building strong engineering relationships with our customers’ product teams and works to develop highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware which incorporates software algorithms from some combination of our own intellectual property (“IP”), our third-party partners' and customers’ IP. When we have been successful with this approach, an initial design win can often lead to an opportunity to further increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products, and the addition of new products.
Markets and Products
The Company's product line categories are audio and HPMS. While we continue to see new opportunities for growth with audio products in both smartphones and applications beyond smartphones, we believe the largest opportunity to drive product diversification and fuel exciting avenues of growth in the coming years is with our HPMS product line. See Note 10 - Revenues for disclosure of revenue by product line categories.
The following provides a detailed discussion regarding our audio and HPMS product lines.

Audio Products:  Boosted amplifiers, codecs, smart codecs, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
HPMS Products:  Camera controllers, haptics and sensing solutions, battery and power ICs.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, tablets, laptops, AR/VR headsets, home theater systems, automotive entertainment systems and professional audio systems. We have an extensive portfolio of products: “codecs,” which are components that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"); “smart codecs,” which are codecs with integrated digital signal processing; boosted amplifiers; and standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, and hearing augmentation.

HPMS PRODUCTS
Drawing on our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain into new categories where we provide a range of HPMS products, including camera controllers, haptic and sensing solutions, and battery and power ICs. These products are primarily used in smartphones to help deliver a more immersive and compelling user experience while also improving battery health and performance. This product line also includes legacy industrial and energy applications such as digital utility meters, power supplies, energy control, energy measurement and energy exploration.
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
Since the components we produce are largely proprietary and generally not available from secondary sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs. For fiscal year 2023 and each of fiscal years 2022 and 2021, our ten largest end customers, represented approximately 92 percent and 93 percent of our sales, respectively. For fiscal years 2023, 2022, and 2021, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent, and 83 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2023, 2022, or 2021.
Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by GLOBALFOUNDRIES Inc., (“GlobalFoundries”) and Taiwan Semiconductor Manufacturing Company, Limited ("TSMC"). In fiscal year 2022, the Company entered a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through calendar year 2026. See Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional details. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., STATS ChipPAC Pte. Ltd., SFA Semicon Co., Ltd., and Siliconware Precision Industries Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we believe we are able to mitigate certain risks in the fabrication processes by using multiple outside foundries, an interruption of supply by one or more of these foundries could materially impact the Company. We maintain business interruption insurance to help reduce the risk of wafer supply interruption; however, the impact of an interruption could exceed our insurance. Our supply chain management organization is responsible for the management of all aspects of the fabrication, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits can increase as demand grows for these basic commodities. In most cases, we do not procure these materials ourselves; nevertheless, we are reliant on such materials for manufacturing our products because our outside foundry and package and test subcontractors must procure them. To help mitigate risks associated with constrained capacity, we use multiple foundries and assembly and test sources.
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 25, 2023, we held approximately 4,300 pending and issued patents worldwide, which include approximately 1,430 granted U.S. patents, 430 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2023 through 2042. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2023, and we continue to obtain new patents through our ongoing research and development.
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
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and HPMS. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines.

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
While no single company competes with us across all our product lines, we face significant competition in all markets where our products are available. Cirrus Logic is a leading supplier of audio and high-performance mixed-signal processing solutions including boosted amplifiers, codecs, smart codecs, camera controllers, haptic and sensing solutions, and battery and power ICs. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers, as well as smaller, emerging companies. Our primary competitors include, but are not limited to, AKM Semiconductor Inc., Analog Devices Inc., Goodix Technology, Infineon Technologies, Monolithic Power Systems, Inc., Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., Southchip Semiconductor Technology (China), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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
We believe that our properties and operations comply in all material respects with applicable laws protecting the environment and worker health and safety. As a fabless semiconductor company, we do not manufacture our own products but do maintain research and laboratory space at certain of our facilities to facilitate the development, evaluation, and testing of our products. These laboratories may maintain small quantities of hazardous materials. While we believe we are in material compliance with applicable law concerning the safeguarding of these materials and with respect to other matters relating to health, safety and the environment, the risk of liability relating to hazardous conditions or materials cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance at our facilities.
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
Human Capital
Our long-term success depends, in part, on attracting and retaining highly qualified technical, marketing, engineering and administrative talent. At Cirrus Logic, our goal is to maintain an employee-centric culture that encourages innovation, teamwork, and individual growth. The Company strives to cultivate an inclusive workplace where all employees feel they belong, diverse backgrounds and perspectives are valued, and everyone has an opportunity to reach their full potential. Additionally, we value our employees' feedback and regularly seek their input. This enables us to collect information that helps to identify and address challenges and continuously improve.
We believe that we offer competitive compensation, learning and development programs, and health and wellness benefits, designed to improve the quality of our employees’ lives. Cirrus Logic prides itself on providing continuous learning and development opportunities, such as, technical training and professional development programs to support our employees’ growth. Our comprehensive benefits, such as health insurance coverage and emotional well-being support are tailored for each country. Our benefits focus on family care, including fertility coverage, paid parental leave, discounts for childcare, backup care, benefits for surrogacy and adoption assistance programs, and programs for new parents. The Company also provides fitness facilities and classes at several locations, as well as other employee benefits including health screenings, COVID-19 testing and vaccinations, flu shots, free confidential mental health support, and ergonomic assessments. Cirrus Logic provides retirement planning programs with matching contributions, such as a 401(k) plan in the United States and defined contribution pension plans for our employees in other countries.
We believe that these benefits, combined with our employee-centric culture, contribute to low voluntary employee turnover. In fiscal year 2023, our voluntary turnover rate was 8 percent, below the technology industry benchmarks (2022 Aon/Radford Salary Increase and Turnover Study).
As of March 25, 2023, we had 1,702 full-time employees, of whom 71 percent were engaged in research and product development activities, 24 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. As of March 25, 2023, 16 percent of our employees worldwide were foreign nationals and 64 percent of our total workforce reside in the U.S., with 36 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage, and the majority of our employees are not represented by collective bargaining agreements.
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, veteran status, race, ethnicity, or ability. As of March 25, 2023, our global workforce was 82 percent male and 18 percent female, and based on self-reported identification, our workforce in the United States was composed of 54 percent White, 33 percent Asian, 9 percent Hispanic or Latino, 2 percent Black or African American, and 2 percent Other.
Cirrus Logic is committed to promoting a safe, secure, and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2023, the Company had no monetary losses as a result of legal proceedings associated with employee health and safety violations, and have not received any notices of violation related to health and safety at our facilities, nor have we ever had a work-related fatality. Additionally, in fiscal year 2023, we reported zero recordable and lost-time incidents to the U.S. Occupational Safety and Health Administration.
Following the Covid-19 pandemic, our employees have returned to working in the office at least two days per week. We believe it is important to create opportunities for our hybrid workforce to collaborate and to make connections with their colleagues, supporting our culture of innovation.
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
Summary of Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Item 1A. Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Business & Operational Risks
•Risks related to dependence on a limited number of customers and distributors and a lack of diversification in our revenue base, including risks related to the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor
•Risks related to third-party manufacturing and supply chain relationships
•Risks related to our long-term capacity reservation and wafer supply agreement with GlobalFoundries
•Risks related to fluctuation in sales in the consumer electronics and smartphone markets
•Risks related to global economic conditions, including economic downturns or recessions and the effects of inflationary pressures
•Risks related to our international operations, including government trade policies and delays or disruptions to our international subcontractors, which may be impacted by political/economic factors
•Risks related to system security, cyber-attacks, and data breaches
•Risks related to strong competition in the semiconductor market, including competition to attract, hire, and retain highly qualified personnel
•Risks related to our fabless business model
•Risks related to acquiring other companies or technologies
•Risks related to product concentration, difficulty in forecasting sales due to customers' ability to cancel or reschedule orders, and declining average selling prices

Strategic & Industry Risks
•Risks related to joint development or other custom product collaborations, including the development of products for specific system architectures
•Risks related to the timely development, production, and acceptance of new and advanced technologies
•Risks related to increasing complexity of our products and the potential for security vulnerabilities or other product defects and difficulties in transitioning to advanced manufacturing process technologies
•Risks related to changes in the system architecture of our customers' end products
•Risks related to our ability to protect our intellectual property rights

Financial Risks
•Risks related to exposure to tax liabilities and changes in tax laws
•Risks related to fluctuations in inventory, including risks related to our customers’ ability to cancel/reschedule orders on short notice
•Risks related to fluctuations in operating results, stock price, and foreign currency exposures
•Risks related to debt obligations, including under our Second Amended Credit Agreement

Legal & General Risks
•Risks related to intellectual property claims and litigation and export control regulations
•Risks related to certain provisions of Delaware law and our Certificate of Incorporation and Bylaws
•Risks related to corporate social responsibility initiatives and ESG matters
•Risks related to owning real property

Business and Operational Risks

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins, and earnings and adversely affect our business. For the twelve-month period ending March 25, 2023, and each of the twelve-month periods ending March 26, 2022, and March 27, 2021 our ten largest end customers represented approximately 92 percent and 93 percent of our sales, respectively. For the twelve-month periods ending March 25, 2023, March 26, 2022, and March 27, 2021, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent and 83 percent of the Company’s total sales, respectively.
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

In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions or to not accept price increases resulting from unexpected or additional cost increases or fees associated with our suppliers. We have experienced pricing pressure from certain key customers and we expect that the average selling prices ("ASPs") for certain of our products will decline from time to time, potentially reducing our revenue, margins, and earnings.

Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet tight development schedules. In addition, we have entered, and may again enter in the future, into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Even without exclusivity periods, the products that we develop are often specific to our customer's system architecture and frequently cannot be sold to other customers. Accordingly, we have in the past and may in the future devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies, and notwithstanding our efforts, our customers may not be obligated to purchase new products that we develop for them, which could impact our operating results, financial condition, and cash flows. For example, in April 2023, we were informed that a new product that we had developed for a key customer for introduction in the fall of calendar 2023 was no longer expected to come to market as planned.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We use third parties to fabricate, assemble, package, and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:

- insufficient capacity available to meet our demand on time;

- inability for our suppliers to obtain the equipment or replacement parts necessary to fully operate their facilities or expand available manufacturing capacity;

- inadequate manufacturing yields and excessive costs;

- inability of these third parties to obtain an adequate supply of raw materials;

- extended lead times on supplies used in the manufacturing of our products;

- difficulties selecting and integrating new subcontractors;

- limited warranties on products supplied to us;

- potential increases in prices (including the cost of freight); and

- increased exposure to potential misappropriation of our intellectual property.

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

We have experienced the effects of industry-wide manufacturing capacity constraints. These supply challenges have impacted, and may continue to impact, our ability to fully satisfy increases in demand for some of our products. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be substantial. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling prices or if we have previously committed to pricing, could result in lower revenues and margins that could adversely affect our financial results.

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

Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that may result in excess inventory, place us at a competitive disadvantage, have a negative impact on our liquidity, or adversely affect our results of operations and financial condition. Pursuant to the agreement, the Company is required to purchase, and GlobalFoundries is required to supply, a certain number of wafers on a quarterly basis. Customers, on occasion, cancel, reschedule orders, or change future product plans on short notice, which can lead to our actual wafer requirements being less than the number of wafers required to meet the applicable wafer purchase requirements, potentially resulting in excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

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

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. However, recently, inflation has been a significant issue in the U.S. and overseas, resulting in rising transportation, wages, and other costs. Inflation has and may continue to increase our cost of labor, manufacturing, and other costs. If our costs continue to be subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased prices or revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations. In addition, inflationary pressures could also result in a decline in consumer confidence and spending, potentially impacting demand for our customers' end products in the consumer electronics and smartphone markets. Any such decline would likely impact our business, operating results, and financial condition.

Moreover, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit or at financial institutions located outside the U.S. where FDIC insurance does not apply. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that we have access to such uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations.

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

The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell products in certain countries. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce's Bureau of Industry and Security ("BIS") through the addition of companies to the BIS Entity List, as well as trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues, may require us to suspend our business with certain international customers and/or manufacturing entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. For example, on October 7, 2022, BIS issued export controls requiring licenses for the export of advanced computing items along with licensing requirements for U.S. persons associated with the support, development, and production of certain semiconductor items in China.

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

System security and data breaches, cyber-attacks and other related cyber security incidents could disrupt our internal operations and/or supply chain, result in the loss of our, our customers', and our suppliers' proprietary and confidential information, adversely impact our reputation and business, and result in potentially significant expenses, costs, liabilities and other negative consequences, any or all of which could adversely affect results of operations and our stock price.

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

International sales represented 97 percent of our net sales in fiscal year 2023 and 98 percent in each of fiscal years 2022 and 2021.

We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to certain risks, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations, changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

- unexpected changes in government regulatory requirements;

- sales, VAT, or other indirect tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

- changes to countries’ banking and credit requirements;

- changes in diplomatic and trade relationships, including as a result of geopolitical conflict;

- delays resulting from difficulties in obtaining export licenses for technology, particularly in China;

- any changes in U.S. trade policy, including potential adoption and expansion of trade restrictions, higher tariffs, or cross border taxation by the U.S. government involving other countries, particularly China, that might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas;

- tariffs and other barriers and restrictions, particularly in China;

- competition with non-U.S. companies or other domestic companies entering non-U.S. markets in which we operate;

- longer sales and payment cycles;

- problems in collecting accounts receivable;

- the burdens of complying with a variety of non-U.S. laws; and

- changes to economic, social, or political conditions in countries such as China, where we have significant operations.

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

In general, we rely on customers issuing purchase orders to buy our products rather than long-term supply contracts. Customers on occasion cancel, reschedule, or change future product plans on short notice without incurring significant penalties. Additionally, while the industry is experiencing manufacturing capacity constraints, it is possible that some customers may place orders for our products that exceed their actual demand and may cancel all or portions of their order if circumstances change. Cancellations, reductions, or delays of orders from any significant customer could have an adverse effect on our business, financial condition, and results of operations and may require us to recognize excess inventory write-off charges.

Because our expense levels to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in sales and our operating results could be harmed in any particular quarter.

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

Our industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards integrated circuit ("IC") component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. As markets mature and components become commoditized, competitors that can tolerate lower margins/operating income pose a risk to our profitability and growth. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margin and operating results would be adversely affected.

We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Goodix Technology, Infineon Technologies, Monolithic Power Systems, Inc., Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., Southchip Semiconductor Technology (China), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products or other technologies. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

We cannot provide assurances that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products, reduce selling prices, and increase expenses, which could adversely affect our business and financial condition.

Because we operate a fabless business model, we may not be eligible for certain U.S. government incentives and tax credits offered to promote domestic semiconductor production.

From time to time, governments may provide subsidies or make other investments that could give competitive advantages to certain semiconductor companies. For example, in 2022, the U.S. government passed the Creating Helpful Incentives to Produce Semiconductors & Sciences Act to provide $52.7 billion of funding to U.S.-based semiconductor companies to promote domestic production. Because we operate a fabless business model, we may not be eligible for such incentives from the U.S. government at this time. However, many of our current and future competitors maintain their own fabrication facilities and may secure such funding, which could benefit them in connection with cost, capacity, and technical issues. Additionally, to remain competitive with top talent, we may need to incur additional costs to provide certain additional benefits even though we are not receiving subsidies or other government funding. These competitive pressures could adversely affect our business, financial condition, and results of operations.

We may acquire other companies or technologies, which may create additional risks, including risks associated with our ability to successfully integrate these acquisitions into our business.

We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies involves a number of risks, including, but not limited to:

- the potential disruption of our ongoing business;

- unexpected costs or incurring unknown liabilities;

- the diversion of management resources from other strategic and operational issues;

- the inability to retain the employees of the acquired businesses;

- difficulties relating to integrating the operations and personnel of the acquired businesses;

- adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;

- the potential incompatibility of the acquired business or their business customers;

- adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

- acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business. For example, during the fourth quarter of fiscal year 2023, we revalued the acquired intangible assets from the acquisition of Lion Semiconductor and recorded an impairment charge of $85.8 million related to the acquired intangible assets. For further detail, see Note 7, "Intangibles, net and Goodwill."

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

For example, we rely on several third-party suppliers located in Taiwan. Any deterioration in the social, political, or economic conditions in Taiwan, particularly as it relates to China-Taiwan relations, may disrupt our business operations and materially and adversely affect our results of operations. Similarly, our operations also could be harmed, and our costs could increase, if Russia’s invasion of Ukraine results in a shortage of materials that our suppliers require to manufacture our products.

We are subject to risks relating to product concentration.

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to represent a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

- a decline in demand for any of our more significant products;

- a decline in the average selling prices of our more significant products;

- failure of our products to achieve continued market acceptance;

- competitive products;

- new technological standards or changes to existing standards that we are unable to address with our products;

- manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;

- a failure to release new products or enhanced versions of our existing products on a timely basis;

- the failure of our new products to achieve market acceptance; and

- any changes to a customer's future product plans.

Our products may be subject to average selling prices that decline over time. If we are unable to maintain or increase average selling prices for existing products, increase our volumes, introduce new or enhanced products with higher selling prices, or reduce our costs, our business and operating results could be harmed.

Historically in the semiconductor industry, average selling prices of products have decreased over time. Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices. Further, we have made commitments not to exceed certain pricing with some key customers on some of our products, and as a result, we may not be able to pass on any unexpected or additional costs increases or fees associated with our suppliers.

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

In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

- difficulties in staffing and managing non-U.S. operations, including compliance with local employment regulations;

- failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights and the risk of potential theft or compromise of our intellectual property;

- global health conditions and potential natural disasters, including those resulting from climate change;

- power or water shortages or other operational disruptions, including those resulting from extreme weather conditions;

- political, social and economic instability in international regions, including wars;

- international currency controls and exchange rate fluctuations;

- financial accounting and reporting burdens and complexities;

- vulnerability to terrorist groups targeting U.S. interests abroad;

- legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements; and

- changing U.S. regulation of foreign operations, including potential sanctions.

If we are unable to successfully manage the demands of our international operations, it may have an adverse effect on our business, financial condition, or results of operations.

Strategic and Industry Risks

We have entered into, and may enter into in the future, joint development agreements, custom product arrangements, and strategic relationships with some of our largest customers. These arrangements subject us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into, and may enter into in the future, joint development, product collaboration and technology licensing arrangements with some of our largest customers, and we expect to enter into new strategic arrangements of these kinds from time to time in the future. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products, risks associated with the ownership of the intellectual property developed pursuant to such arrangements, and increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration, or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities, or abandon or fail to perform its obligations related to such arrangement. We have previously and may in the future enter into customer product arrangements that provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

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

Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. The development of new products involves significant investment and is highly complex. From time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

- proper new product definition;

- timely completion of design and testing of new products;

- assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

- successfully developing and implementing software necessary to integrate our products into our customers’ products;

- achievement of acceptable manufacturing yields;

- availability of wafer fabrication, assembly, and test capacity; and

- market acceptance of our products and the products of our customers.

Both sales and/or margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of new or existing customers’ products. Our failure to develop and introduce new products successfully could harm our business and operating results.

In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of new foundries can lead to complications resulting in delays and/or reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturer and us. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate, and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

We continue to invest in research and development efforts for several new markets. If we are unable to commercialize these technologies, our future results and profits could be negatively affected.

Our investments into new markets subject us to additional risks. We may have limited or no experience in these markets, and our customers may not adopt our new offerings. These new offerings may present new and difficult challenges, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues which could negatively affect our operating results. These developing products and market segments may not grow as significantly or as quickly as projected, or at all, and we may not realize an adequate return on our investments or may be required to write-down the value of certain tangible and intangible assets.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products, including software or firmware developed by us and/or third parties. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:

- reduced margins;

- damage to our reputation;

- replacement costs for product warranty and support;

- payments to our customers related to recall claims, or the delivery of product replacements as part of a recall claim, as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

- an adverse impact to our customer relationships by the occurrence of significant defects;

- a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance;

- writing off or reserving the value of inventory of such products; and

- a diversion of the attention of our engineering personnel from our product development efforts.

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

Our customers, particularly in the portable market, could potentially transition to different audio and system architectures, develop their own competing technologies and ICs, integrate the functionality that our ICs and software have historically provided into other components in their systems, or eliminate certain functionality that our products provide in their future end products. For example, some of the audio and voice functionality that we have historically provided in smartphones could be performed outside of our customers’ end product. If our customers were to transition to these different system architectures or to eliminate certain functionality in their future end products, our results of operations could be adversely affected, resulting in reduced average selling prices for our components and loss of revenue.

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

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. For discussion of our income taxes, see Note 19, "Income Taxes."

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

The Company’s fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the IRS. The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies and on May 17, 2022, the IRS issued a Revenue Agent’s Report asserting additional tax of approximately $170.5 million, plus interest and imposing penalties of approximately $63.7 million. We do not agree with the IRS’s positions and we intend to vigorously dispute the proposed adjustments. We intend to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax, interest, and penalties, if any, could have an adverse impact on our financial position, results of operations, and cash flows in future periods.

If certain tax credits or incentives we receive change or cease to be in effect or applicable for any reason, or if our assumptions and interpretations regarding tax laws and incentives prove to be incorrect, our financial results could be adversely impacted.

Our operations are currently structured to benefit from various incentives available to us in various jurisdictions to encourage research and development investment. For example, we receive a research and development expenditure credit in the United Kingdom ("RDEC"), which is recorded for accounting purposes as an offset to research and development expenses in the Company’s consolidated income statement and resulted in a benefit of $26.2 million in fiscal year 2023. The Company makes estimates of the RDEC receivable as of each balance sheet date, based upon facts known at the time. Although the Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company's prior estimates of RDEC receivables. Changes to the RDEC regime were recently enacted that increase the incentive rate for qualifying expenditures beginning in our fiscal year 2024. If such credit is modified or rescinded, or we are no longer eligible for such credit, our financial results could be adversely impacted, including increasing our R&D expenses, decreasing our profitability, and adversely affecting our cash flows. See further discussion of the research and development expenditure credit in the U.K. in Note 2, "Government Assistance."

Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.

Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. Customers may on occasion cancel, reschedule orders, or change future product plans on short notice, leaving us with the potential for excess inventory. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we may seek to switch suppliers or qualify additional suppliers. Other suppliers may not be available at the time we seek to switch or qualify additional suppliers. Even if additional capacity is available elsewhere, the switching and/or qualifying of additional suppliers could be an expensive process and could take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

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

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:

- the volume and timing of orders received;

- changes in the mix of our products sold;

- market acceptance of our products and the products of our customers;

- excess or obsolete inventory;

- pricing pressures from competitors and key customers;

- our ability to introduce new products on a timely basis;

- the timing and extent of our research and development expenses;

- the failure to anticipate changing customer product requirements;

- disruption in the supply of wafers, assembly, or test services;

- reduction of manufacturing yields;

- certain production and other risks associated with using independent manufacturers, assembly houses, and testers; and

- product obsolescence, price erosion, competitive developments, and other competitive factors.

Our stock price has been and is likely to continue to be volatile.

The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

- actual or anticipated fluctuations in our operating results;

- announcements concerning our business or those of our competitors, customers, or suppliers;

- loss of a significant customer, or customers;

- changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

- news, commentary, and rumors emanating from the media relating to our customers, the industry, or us. These reports may be unrelated to the actual operating performance of the Company, and in some cases, may be potentially misleading or incorrect;

- announcements regarding technological innovations or new products by us or our competitors;

- announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

- announcements by us of significant divestitures or sale of certain assets or intellectual property;

- litigation arising out of a wide variety of matters, including, employment matters and intellectual property matters;

- departure of key personnel;

- a significant stockholder selling for any reason;

- general conditions in the IC industry; and

- general market conditions and interest rates.

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

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). As of March 25, 2023, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Second Amended Credit Agreement.

Our Second Amended Credit Agreement contains restrictions that could limit our flexibility in operating our business.

Our Second Amended Credit Agreement contains various covenants that could limit our ability to engage in specified types of transactions under certain conditions. These covenants could limit our ability to, among other things:

- pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;

- incur additional indebtedness or issue certain preferred shares;

- make certain investments;

- sell certain assets;

- create liens;

- consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

- enter into certain transactions with our affiliates.

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

Certain provisions of Delaware law and of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

- the inability of stockholders to call a special meeting of stockholders;

- a prohibition on stockholder action by written consent; and

- a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

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

Our Bylaws provide, to the fullest extent permitted by law, that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for certain legal actions between the Company and its stockholders. In addition, our Bylaws provide that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The exclusive forum clauses described above do not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Bylaws described in the preceding sentences. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This forum selection provision may increase costs to bring a claim, discourage claims, or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with the Company or the Company’s directors, officers, or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers, and other employees. Alternatively, if a court were to find the forum selection provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company could incur additional costs associated with resolving such action in other jurisdictions.

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

In addition, one or more of our customers have also requested, and other customers may in the future request, that we achieve certain carbon emission reductions and/or commit to the use of renewable energy in the manufacture of our goods. Such requests may require us to modify our supply chain practices, make capital investments to modify certain aspects of our operations, or increase our operating costs. There can be no assurance of the extent to which any of our climate goals or the goals of our customers will be achieved or that any future investments that we make in furtherance of achieving our climate goals or the goals of our customers will produce the expected results or meet increasing stakeholder environmental, social and governance expectations. If we do not meet these goals, we could incur adverse publicity and reaction or the loss of business from certain of our customers, which could adversely impact our reputation, and in turn adversely impact our results of operations.

Further, we are subject to increased government laws, regulations, and other standards that impose operational and reporting requirements related to ESG matters, and we will likely be subject to further evolving ESG reporting standards in the future. For example, the SEC has proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. Collecting, measuring, and reporting ESG information and metrics in response to these increased requirements can be costly, difficult, and time consuming. With these additional regulations and disclosures, we may see our legal compliance, financial reporting, and auditing costs increase along with the emergence of risks associated with the collection, data assurance, and disclosure related to such ESG information.

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

We currently own our U.S. headquarters and research facility in Austin, Texas. The ownership of our U.S. properties subjects us to the risks of owning real property, which may include:

- the possibility of environmental contamination and the costs associated with correcting any environmental problems;

- adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; and

- the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters.
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 25, 2023, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 281,000 square feet, which includes approximately 275,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.
Additionally, we lease approximately 110,000 square feet of office space and 27,000 square feet of high quality lab space in Edinburgh, Scotland, United Kingdom. See further details below in Results of Operation.
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 25, 2023, with various contractual lease terms through calendar year 2033. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Beijing, China
Mesa, Arizona	Shanghai, China
Cupertino, California	Shenzhen, China
Edinburgh, Scotland, United Kingdom	Tokyo, Japan
Newbury, England, United Kingdom	Singapore
Seoul, South Korea
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
As of May 17, 2023, there were approximately 344 holders of record of our common stock.

The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2023 (the “Proxy Statement”) is incorporated herein by reference.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 25, 2023 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 25, 2022 - January 21, 2023	—	$—	—	$536,131
January 22, 2023 - February 18, 2023	134	105.45	134	521,979
February 19, 2023 - March 25, 2023	203	102.54	203	501,131
Total	337	$103.70	337	$501,131

(1) The Company currently has two active share repurchase authorizations: $350 million in share repurchases authorized by the Board of Directors in January 2021 and $500 million in share repurchases authorized by the Board of Directors in July 2022. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.3 million shares of its common stock for $35.0 million during the fourth quarter of fiscal year 2023. All shares of our common stock that were repurchased were retired as of March 25, 2023.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which, among other things, implemented a 1 percent excise tax on net stock repurchases. Based on our analysis of this provision, we do not believe that this legislation will have a material impact on our financial statements.

Stock Price Performance Graph
The following graph and table show a comparison of the five-year cumulative total stockholder return ("TSR"), calculated on a dividend reinvestment basis, for Cirrus Logic, the NASDAQ Composite, the Philadelphia Semiconductor Index, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2023

300.00
250.00
200.00
150.00
100.00
50.00
3/31/2018
3/30/2019
3/28/2020
3/27/2021
3/26/2022
3/25/2023
Cirrus Logic, Inc.
NASDAQ Composite
Philadelphia Semiconductor Index
S&P 500 Index - Total Returns
S&P 500 Semiconductors Index

	3/31/2018	3/30/2019	3/28/2020	3/27/2021	3/26/2022	3/25/2023
Cirrus Logic, Inc.	100.00	103.54	152.40	204.30	215.82	259.84
NASDAQ Composite Index	100.00	110.63	108.51	191.57	207.95	175.09
Philadelphia Semiconductor Index	100.00	107.11	116.51	246.76	283.42	254.78
S&P 500 Index	100.00	109.50	100.13	159.29	184.65	164.18
S&P 500 Semiconductors Index	100.00	104.83	109.75	196.98	257.74	236.23

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 31, 2018, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
(3)Prior to fiscal year 2023, the Company presented the S&P 500 Index and the S&P 500 Semiconductors Index, included above. The change in indices in the current fiscal year was made to include: (i) the Nasdaq Composite Index - the exchange where the Company's equity securities are traded; and (ii) the Philadelphia Semiconductor Index, a published semiconductor industry index used to determine certain components of the Company's compensation to executives.
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
Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line: audio and HPMS products. In fiscal year 2023, the Company delivered record revenue, driven by higher sales of products shipping in smartphones. This past year, we believe that we made excellent progress in many areas of our long-term growth strategy. The Company remained a leader in our foundational business of smartphone audio, with a number of customers launching flagship devices using our components. Moreover, our team began design of our next-generation boosted amplifier and smart codec, both of which are in advanced stages of development today and are expected to extend our market leadership and deliver significant revenue for many years following their introduction. Additionally, the Company completed the successful production qualification for our next-generation camera controller for introduction in fiscal year 2024.
In the past year the Company saw both our R&D investment and the number of opportunities in high-performance mixed-signal ("HPMS") increase. Among the HPMS opportunities we have previously discussed in shareholder communications, a new product previously scheduled for introduction this fall is no longer expected to come to market as planned. Our customer relationship remains very strong and we continue to collaborate on a range of technologies and products in the HPMS space. We continue to believe that the HPMS product line represents a significant opportunity to grow and diversify revenue.
Fiscal Year 2023
Fiscal year 2023 net sales of $1.90 billion represented an increase over fiscal year 2022 net sales of $1.78 billion. HPMS product line sales of $725.6 million represented a 22.1 percent increase from fiscal year 2022 sales of $594.3 million, primarily attributable to content gains in smartphones and higher ASPs. Audio product line sales of $1.17 billion in fiscal year 2023 decreased from fiscal year 2022 sales of $1.19 billion. The most significant drivers of the decrease were the softening in general market and smartphone demand, partially offset by ASP increases during fiscal year 2023.
Overall, gross margin for fiscal year 2023 was 50.4 percent. The decrease in gross margin for fiscal year 2023 was primarily attributable to an increase in supply chain costs, partially offset by higher ASPs and the absence of the purchase price fair value adjustment to inventory, which was a one-time event in the second quarter of fiscal year 2022, as a result of the Lion Semiconductor, Inc. ("Lion") acquisition (the "Acquisition"). The Company’s number of employees increased to 1,702 as of March 25, 2023. The Company achieved net income of $176.7 million in fiscal year 2023, which included an income tax provision in the amount of $78.0 million.
Fiscal Year 2022
Fiscal year 2022 net sales of $1.78 billion represented an increase over fiscal year 2021 net sales of $1.37 billion. HPMS product line sales of $594.3 million represented a 124.1 percent increase from fiscal year 2021 sales of $265.2 million, primarily attributable to content gains in smartphones and, to a lesser extent, higher sales of general market battery and power products. Audio product line sales of $1.19 billion in fiscal year 2022 increased from fiscal year 2021 sales of $1.10 billion. The most significant driver of the increase was higher sales of audio products in laptops.
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

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Net sales	100%	100%	100%
Gross margin	50%	52%	52%
Research and development	24%	23%	25%
Selling, general and administrative	8%	8%	10%
Lease impairments and restructuring	1%	—%	—%
Intangibles impairment	4%	—%	—%
Income from operations	13%	21%	17%
Interest income	—%	—%	1%
Interest expense	—%	—%	—%
Other expense	—%	—%	—%
Income before income taxes	13%	21%	18%
Provision for income taxes	4%	3%	2%
Net income	9%	18%	16%

Net Sales
We report sales in two product categories: audio products and HPMS products. Our sales by product line are shown in the table below (in thousands).

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Audio Products	$1,172,007	$1,187,126	$1,104,060
HPMS Products	725,610	594,334	265,170
	$1,897,617	$1,781,460	$1,369,230
Net sales for fiscal year 2023 increased by 6.5 percent, to $1.90 billion from $1.78 billion in fiscal year 2022. The increase in net sales reflects a $131.3 million increase in HPMS product sales, or 22.1 percent, from fiscal year 2022 sales of $594.3 million, which was primarily attributable to content gains in smartphones and higher ASPs. Audio product sales decreased $15.1 million in fiscal year 2023. The most significant drivers of the decrease were the softening in general market and smartphone demand, partially offset by ASP increases versus the prior fiscal year.
Net sales for fiscal year 2022 increased by 30.1 percent, to $1.78 billion from $1.37 billion in fiscal year 2021. The increase in net sales reflects a $329.2 million increase in HPMS product sales, or 124.1 percent, from fiscal year 2021 sales of $265.2 million, which was primarily attributable to content gains in smartphones, and to a lesser extent, higher sales of general market battery and power products. Additionally, audio product sales increased $83.1 million in fiscal year 2022. The most significant driver of the increase was higher sales of audio products in laptops.
International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.8 billion in in each of fiscal years 2023 and 2022, and $1.3 billion in fiscal year 2021, representing 97 percent of net sales in fiscal year 2023, and 98 percent in fiscal years 2022 and 2021. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 50.4 percent for fiscal year 2023 reflects a decrease from fiscal year 2022 gross margin of 51.8 percent. The decrease reflects an increase in supply chain costs, partially offset by higher ASPs and the absence of the purchase price fair value adjustment to inventory, as a result of the Acquisition. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2023.
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
Research and Development Expenses
Fiscal year 2023 research and development expenses of $458.4 million reflect an increase of $52.1 million, or 12.8 percent, from fiscal year 2022. The increase was attributable to increased stock-based compensation, product development costs, employee-related expenses, primarily driven by a 7.0 percent increase in total R&D headcount, facilities-related costs, amortization of acquisition intangibles, and acquisition-related expenses, partially offset by reduced variable compensation and increased R&D incentives compared to the prior fiscal year. See Note 2 - Summary of Significant Accounting Policies / Government Assistance for additional details relating to R&D incentives.
Fiscal year 2022 research and development expenses of $406.3 million reflect an increase of $63.5 million, or 18.5 percent, from fiscal year 2021. The increase was attributable to increased employee-related expenses, primarily driven by a 9.0 percent increase in total R&D headcount, amortization of acquisition intangibles, variable compensation, acquisition-related, stock-based compensation, and facilities-related costs, offset by increased R&D incentives and reduced product development costs.
Selling, General and Administrative Expenses
Fiscal year 2023 selling, general and administrative expenses of $153.1 million reflect an increase of $2.1 million, or 1.4 percent, compared to fiscal year 2022. The increase was primarily attributable to increased employee-related and stock-based compensation costs, partially offset by reduced variable compensation costs in fiscal year 2023.

Fiscal year 2022 selling, general and administrative expenses of $151.0 million reflect an increase of $24.0 million, or 18.9 percent, compared to fiscal year 2021. The increase was primarily attributable to increased employee-related expenses, professional services, variable compensation and stock-based compensation costs in fiscal year 2022.
Lease Impairments and Restructuring
During the fourth quarter of fiscal year 2023, as part of our strategy to improve operational efficiency, the Company abandoned or subleased office space at various properties to align our real property lease arrangements with our anticipated operating needs. The Company recorded lease impairments and restructuring costs of $10.6 million related to impairment of right-of-use lease assets and leasehold improvements of $6.9 million, as well as other related charges of $3.7 million. See Note 12 - Lease Impairments and Restructuring for additional details.
Intangibles Impairment
Due to the prolonged weakness in the China smartphone market, the sales of our general market battery and power products associated with the Acquisition were adversely affected. As a result, the Company revalued the acquired intangible assets recorded in purchase accounting. In the fourth quarter of fiscal year 2023, the Company impaired the related acquired intangible assets by $85.8 million. See additional details in Note 7 - Intangibles, net and Goodwill.
Interest Income
Interest income in fiscal years 2023, 2022, and 2021, was $10.0 million, $1.6 million, and $6.3 million, respectively. The fluctuations in interest income in fiscal year 2023 and 2022 versus prior years were a function of earnings on average cash, cash equivalent, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $0.9 million, $0.9 million and $1.1 million for fiscal years 2023, 2022, and 2021, respectively, primarily as a result of the Revolving Credit Facility, described in Note 9.
Other Income (Expense)
In fiscal years 2023, 2022, and 2021 the Company reported $(3.4) million, $1.7 million, and $2.8 million respectively, in other income (expense), related to remeasurement on foreign currency denominated monetary assets and liabilities and other non-operating income and expenses. Additionally, in fiscal year 2023, the Company recorded a $2.7 million write down related to a technology start-up equity investment.
Provision for Income Taxes
We recorded income tax expense of $78.0 million in fiscal year 2023 on pre-tax income of $254.7 million, yielding an effective tax rate of 30.6 percent. Our effective tax rate was higher than the U.S. statutory rate of 21.0 percent, primarily due to an increase in U.S. tax paid on our foreign earnings. A provision in the Tax Cuts and Jobs Act of 2017 requires research and development expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income (GILTI), which is treated as a period cost. In addition, U.S. tax rules introduced in fiscal year 2023 related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, reduce the amount of foreign tax credits available to offset GILTI.
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
We recorded income tax expense of $27.9 million in fiscal year 2021 on pre-tax income of $245.2 million, yielding an effective tax provision rate of 11.4 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits during fiscal year 2021, and excess tax benefits from stock-based compensation.
For additional discussion about our income taxes, see Note 19 - Income Taxes.

Liquidity and Capital Resources
Operating Activities
In fiscal year 2023, cash flow from operations was $339.6 million. Operating cash flow during fiscal year 2023 was related to the cash components of our net income and a $55.6 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in inventory and decreases in accounts payable and other accrued liabilities, partially offset by a decrease in accounts receivable. In fiscal year 2022, cash flow from operations was $124.8 million. Operating cash flow during fiscal year 2022 was related to the cash components of our net income and a $316.1 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements), accounts receivables and other assets (a portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by increases in acquisition-related liabilities and decreases in inventory for the period. In fiscal year 2021, cash flow from operations was $348.9 million. Operating cash flow during fiscal year 2021 was related to the cash components of our net income, offset by a $33.2 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories.
Investing Activities
In fiscal year 2023, the Company used $33.3 million in cash for investing activities primarily related to capital expenditures and technology investments of $36.7 million and $3.4 million in net sales of marketable securities. In fiscal year 2022, the Company used approximately $18.4 million in cash for investing activities principally related to $276.9 million associated with the acquisition of Lion and capital expenditures and technology investments of $30.0 million, partially offset by $288.5 million in net sales of marketable securities. In fiscal year 2021, the Company used approximately $77.7 million in cash for investing activities primarily related to $57.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $20.5 million.
Financing Activities
In fiscal years 2023, 2022, and 2021, the Company used $230.3 million, $178.7 million, and $121.2 million, respectively, related to financing activities. In fiscal years 2023, 2022, and 2021, the Company utilized approximately $191.4 million, $167.5 million, and $110.0 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 17 - Stockholders' Equity for a description of our share repurchase authorization.
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
On March 20, 2023, the Company, entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate ("LIBOR") with the forward-looking secured overnight financing rate ("Term SOFR"), for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.
As of March 25, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
See Note 9 — Revolving Credit Facility for additional information including material terms and related covenants.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time. As of March 25, 2023, the Company did not have any off-balance-sheet arrangements, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 25, 2023. Actual results may differ materially.
Interest Rate Risk
Our primary financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  These guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not currently use derivative financial instruments in its investment portfolio. Due to the short-term nature of our investment portfolio, our downside exposure to interest rate risk is minimal.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 25, 2023 and March 26, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.8 million and $1.1 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2023, 2022, and 2021, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10 percent fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 25, 2023 and March 26, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 25, 2023 and March 26, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter
At March 25, 2023, the Company’s inventory balance was $233.5 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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

Uncertain tax positions
Description of the Matter
As described in Note 19 to the consolidated financial statements, the Company has recorded accrued liabilities relating to unrecognized tax benefits resulting from uncertain tax positions of $32.9 million as of March 25, 2023. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Furthermore, the Company’s fiscal years 2017 to 2023 remain open to examination by the major taxing jurisdictions.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement of the benefit of uncertain tax positions. For example, we tested controls over management’s review of the technical merits of tax positions, the events and information that impacted tax positions, the estimate of the most likely outcome, and the data utilized in the estimate.

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
May 19, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 25, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 25, 2023 and March 26, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 25, 2023, and the related notes and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 19, 2023

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 25, 2023	March 26, 2022
Assets
Current assets:
Cash and cash equivalents	$445,784	$369,814
Marketable securities	34,978	10,601
Accounts receivable, net	150,473	240,264
Inventories	233,450	138,436
Prepaid assets	35,507	40,822
Prepaid wafers	60,638	—
Other current assets	57,026	40,078
Total current assets	1,017,856	840,015
Long-term marketable securities	36,509	63,749
Right-of-use lease assets	128,145	171,003
Property and equipment, net	162,972	157,077
Intangibles, net	38,876	158,145
Goodwill	435,936	435,791
Deferred tax assets	35,580	11,068
Long-term prepaid wafers	134,363	195,000
Other assets	73,729	91,552
Total assets	$2,063,966	$2,123,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,462	$115,417
Accrued salaries and benefits	50,606	65,261
Software license agreements	20,948	21,736
Current lease liabilities	18,442	14,680
Acquisition-related liabilities	21,361	30,964
Other accrued liabilities	23,521	16,725
Total current liabilities	216,340	264,783
Long-term liabilities:
Non-current lease liabilities	122,631	163,162
Non-current income taxes	59,013	73,383
Long-term acquisition-related liabilities	—	8,692
Other long-term liabilities	7,700	13,563
Total long-term liabilities	189,344	258,800
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 55,098 shares and 56,596 shares issued and outstanding at March 25, 2023 and March 26, 2022, respectively	55	57
Additional paid-in capital	1,670,086	1,578,370
Accumulated earnings (deficit)	(9,320)	23,435
Accumulated other comprehensive loss	(2,539)	(2,045)
Total stockholders’ equity	1,658,282	1,599,817
Total liabilities and stockholders’ equity	$2,063,966	$2,123,400
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Net sales	$1,897,617	$1,781,460	$1,369,230
Cost of sales	940,638	857,819	661,929
Gross profit	956,979	923,641	707,301
Operating expenses
Research and development	458,412	406,307	342,759
Selling, general and administrative	153,144	150,996	127,008
Lease impairments and restructuring	10,632	—	352
Intangibles impairment	85,760	—	—
Total operating expenses	707,948	557,303	470,119
Income from operations	249,031	366,338	237,182
Interest income	9,985	1,563	6,281
Interest expense	(898)	(948)	(1,057)
Other income (expense)	(3,379)	1,710	2,840
Income before income taxes	254,739	368,663	245,246
Provision for income taxes	78,036	42,308	27,902
Net income	176,703	326,355	217,344
Basic earnings per share	$3.18	$5.70	$3.74
Diluted earnings per share	$3.09	$5.52	$3.62
Basic weighted average common shares outstanding	55,614	57,278	58,106
Diluted weighted average common shares outstanding	57,226	59,143	60,060
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Net income	$176,703	$326,355	$217,344
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(834)	(507)	1,862
Unrealized gain (loss) on marketable securities	430	(5,587)	5,673
Benefit (provision) for income taxes	(90)	1,174	(1,191)
Comprehensive income	$176,209	$321,435	$223,688
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$176,703	$326,355	$217,344
Adjustments to net cash provided by operating activities:
Depreciation and amortization	71,202	62,061	47,083
Stock-based compensation expense	81,641	66,392	56,762
Deferred income taxes	(34,513)	(15,002)	(5,581)
Loss on retirement or write-off of long-lived assets	656	642	371
Other non-cash (gains) / charges	3,102	370	(622)
Lease impairments and restructuring	10,632	—	352
Intangibles impairment	85,760	—	—
Net change in operating assets and liabilities:
Accounts receivable, net	89,791	(124,826)	45,286
Inventories	(95,014)	42,502	(26,538)
Prepaid wafers	—	(195,000)	—
Other assets	1,852	(92,584)	843
Accounts payable	(34,307)	10,529	21,104
Accrued salaries and benefits	(15,108)	10,049	12,410
Income taxes payable	(6,019)	(804)	(18,185)
Acquisition-related liabilities	12,654	39,656	—
Other accrued liabilities	(9,464)	(5,587)	(1,684)
Net cash provided by operating activities	339,568	124,753	348,945
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	18,683	371,545	168,328
Purchases of available-for-sale marketable securities	(15,299)	(83,023)	(225,528)
Purchases of property, equipment and software	(35,090)	(26,139)	(18,253)
Investments in technology	(1,624)	(3,871)	(2,222)
Acquisition of business, net of cash obtained	—	(276,884)	—
Net cash used in investing activities	(33,330)	(18,372)	(77,675)
Cash flows from financing activities:
Debt issuance costs	—	(1,718)	—
Payment of acquisition-related holdback	(30,949)	—	—
Issuance of common stock, net of shares withheld for taxes	10,145	13,220	7,128
Repurchase of stock to satisfy employee tax withholding obligations	(18,082)	(22,732)	(18,367)
Repurchase and retirement of common stock	(191,382)	(167,501)	(109,986)
Net cash used in financing activities	(230,268)	(178,731)	(121,225)
Net increase (decrease) in cash and cash equivalents	75,970	(72,350)	150,045
Cash and cash equivalents at beginning of period	369,814	442,164	292,119
Cash and cash equivalents at end of period	$445,784	$369,814	$442,164
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$91,955	$35,693	$28,988
Interest	537	572	610
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	217,344	—	217,344
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	4,482	4,482
Change in foreign currency translation adjustments	—	—	—	—	1,862	1,862
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	862	1	7,128	(18,367)	—	(11,238)
Repurchase and retirement of common stock	(1,452)	(1)	—	(109,985)	—	(109,986)
Amortization of deferred stock compensation	—	—	56,762	—	—	56,762
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	326,355	—	326,355
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(4,413)	(4,413)
Change in foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,008	1	13,217	(22,732)	—	(9,514)
Repurchase and retirement of common stock	(2,064)	(2)	—	(167,499)	—	(167,501)
Amortization of deferred stock compensation	—	—	66,392	—	—	66,392
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	176,703	—	176,703
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	340	340
Change in foreign currency translation adjustments	—	—	—	—	(834)	(834)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	861	1	10,141	(18,078)	—	(7,936)
Repurchase and retirement of common stock	(2,359)	(3)	—	(191,380)	—	(191,383)
Amortization of deferred stock compensation	—	—	81,575	—	—	81,575
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
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
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2023, 2022, and 2021 were 52-week years. The next 53-week year will be fiscal year 2024.
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
Leases
We account for leases under ASC 842, Leases. Our leases generally contain fixed rental payments, with additional variable payments linked to actual common area maintenance costs incurred by the landlord. These variable payments are not included within the lease liability and right-of-use ("ROU") asset, but are recognized as an expense when incurred. As our leases typically do not provide an implicit rate, the Company determines the Incremental Borrowing Rate ("IBR") for each lease based on the information available at the commencement date, taking into consideration necessary adjustments for collateral, currency, and lease term.

Operating leases in excess of 12 months are recognized on the balance sheet, with future lease payments recognized as a liability, measured at present value, and the ROU asset recognized for the lease term. Lease expense is recognized in the income statement over the lease term.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $9.9 million and $6.5 million, in fiscal year 2023 and 2022, respectively. Inventory charges in fiscal year 2023 and 2022 related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 25, 2023	March 26, 2022
Work in process	$116,088	$95,188
Finished goods	117,362	43,248
	$233,450	$138,436
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value in relation to the calculated fair value of the associated asset. The Company recorded $1.3 million of property, plant and equipment charges during fiscal year 2023, related to restructuring. See Note 12 — Lease Impairments and Restructuring for further detail. There were no additional material disposal charges for property, plant and equipment in fiscal years 2023, 2022 or 2021.
Property, plant and equipment was comprised of the following (in thousands):

	March 25, 2023	March 26, 2022
Land	$23,853	$23,853
Buildings	64,056	63,730
Furniture and fixtures	23,909	24,122
Leasehold improvements	55,733	53,611
Machinery and equipment	188,403	175,966
Capitalized software	26,889	26,491
Construction in progress and other	14,350	5,566
Total property, plant and equipment	397,193	373,339
Less: Accumulated depreciation and amortization	(234,221)	(216,262)
Property, plant and equipment, net	$162,972	$157,077
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2023, 2022, and 2021 was $27.1 million, $24.8 million, and $24.9 million, respectively.

Goodwill
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. The Company has recorded no goodwill impairment in fiscal years 2023, 2022, and 2021.
Long-Lived Assets
Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from 1 to 5 years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, and non-compete agreements. These assets are amortized on a straight-line basis over lives ranging from 1 to 15 years.
We regularly review whether facts or circumstances exist that indicate the carrying values of property, plant and equipment or other long-lived assets, including intangible assets, are impaired. We assess the recoverability of assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. During the fourth quarter of fiscal year 2023, the Company recorded $85.8 million of acquired intangible asset impairment charges. See Note 7 — Intangibles, net and Goodwill for further detail. There were no other material intangible asset impairments recorded in fiscal years 2023, 2022, and 2021.
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
We had three contract manufacturers aggregated at their parent level, Foxconn, Pegatron and Luxshare Precision, who represented 35 percent, 16 percent, 11 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2023. We had two contract manufacturers aggregated at their parent level, Foxconn and Pegatron, who represented 49 percent and 17 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2022. No other distributor or contract manufacturer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2023 or 2022.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal year 2023, our ten largest end customers represented approximately 92 percent and for each of fiscal years 2022 and 2021, our ten largest end customers represented 93 percent of our sales. For fiscal years 2023, 2022, and 2021, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent, and 83 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2023, 2022, or 2021.

Revenue Recognition
We recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.
Performance Obligations
The Company’s single performance obligation is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of a single type of good. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer’s contract. The vast majority of the Company’s contracts with customers have an original expected term of one year or less. As allowed by ASC 606, the Company has not disclosed the value of any unsatisfied performance obligations related to these contracts.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.5 million, $0.9 million, and $0.9 million, in fiscal years 2023, 2022, and 2021, respectively.
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
Government Assistance
The Company benefits from the Research and Development Expenditure Credit (“RDEC”) program in the United Kingdom. The RDEC is recorded as an offset to research and development expenses in the consolidated statements of income, $26.2 million and $23.2 million in fiscal years 2023 and 2022, respectively. RDEC receivables are first settled against the Company's United Kingdom income taxes with the remainder paid in cash on an annual basis. RDEC receivables as of March 25, 2023, totaled $47.0 million, presented within "Other current Assets" and "Other assets" on the consolidated balance sheet. While the duration of RDEC benefits is indefinite, the program is subject to future policy changes and RDEC claims are subject to regular audits by the United Kingdom government.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2023, 2022, and 2021, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Numerator:
Net income	$176,703	$326,355	$217,344
Denominator:
Weighted average shares outstanding	55,614	57,278	58,106
Effect of dilutive securities	1,612	1,865	1,954
Weighted average diluted shares	57,226	59,143	60,060
Basic earnings per share	$3.18	$5.70	$3.74
Diluted earnings per share	$3.09	$5.52	$3.62
The weighted outstanding shares excluded from our diluted calculation for the years ended March 25, 2023, March 26, 2022, and March 27, 2021 were 268 thousand, 113 thousand, and 187 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.

Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. See Note 18 — Accumulated Other Comprehensive Income (Loss) for additional discussion.
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution type accounting model. The disclosures requires information about the nature and related policy used for the transactions, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this ASU in the fourth quarter of fiscal year 2023 on a prospective basis. See related policy discussion above.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Revenue from Contracts with Customers (Topic 606) as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted, and should be applied on a prospective basis. The Company early adopted this ASU in the fourth quarter of fiscal year 2023 with no material impact to the financial statements.

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated balance sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.
The following table is a summary of available-for-sale securities (in thousands):

As of March 25, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$66,753	$91	$(1,825)	$65,019
Non-U.S. government securities	510	—	(3)	507
U.S. Treasury securities	5,728	17	(151)	5,594
Agency discount notes	385	—	(18)	367
Total securities	$73,376	$108	$(1,997)	$71,487

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $2.0 million related to securities with total amortized costs of approximately $64.0 million at March 25, 2023. Securities in a continuous unrealized loss position for more than 12 months as of March 25, 2023 had an aggregate amortized cost of $56.3 million and an aggregate unrealized loss of $1.9 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 25, 2023, the Company does not consider any of its investments to be impaired.

As of March 26, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,296	$2	$(2,133)	$68,165
Non-U.S. government securities	509	—	(9)	500
U.S. Treasury securities	5,483	—	(169)	5,314
Agency discount notes	385	—	(14)	371
Total securities	$76,673	$2	$(2,325)	$74,350
The Company’s specifically identified gross unrealized losses of $2.3 million related to securities with total amortized costs of approximately $75.5 million at March 26, 2022. Securities in a continuous unrealized loss position for more than 12 months as of March 26, 2022 had an aggregate amortized cost of $3.5 million and an aggregate unrealized loss of $0.1 million as of March 26, 2022. As of March 26, 2022, the Company did not consider any of its investments to be impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 25, 2023		March 26, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$35,824	$34,978	$10,697	$10,601
After 1 year	37,552	36,509	65,976	63,749
Total	$73,376	$71,487	$76,673	$74,350

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
The Company’s long-term revolving facility, described in Note 9 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin.  As of March 25, 2023, there are no amounts drawn under the facility and the fair value is zero.
As of March 25, 2023 and March 26, 2022, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 25, 2023 and March 26, 2022.

The following summarizes the fair value of our financial instruments at March 25, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$406,265	$—	$—	$406,265

Available-for-sale securities
Corporate debt securities	$—	$65,019	$—	$65,019
Non-U.S. government securities	—	507	—	507
U.S. Treasury securities	5,594	—	—	5,594
Agency discount notes	—	367	—	367
	$5,594	$65,893	$—	$71,487

The following summarizes the fair value of our financial instruments at March 26, 2022 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$217,151	$—	$—	$217,151
Commercial paper	—	249	—	249
	$217,151	$249	$—	$217,400

Available-for-sale securities
Corporate debt securities	$—	$68,165	$—	$68,165
Non-U.S. government securities	—	500	—	500
U.S. Treasury securities	5,314	—	—	5,314
Agency discount notes	—	371	—	371
	$5,314	$69,036	$—	$74,350

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
As of March 25, 2023, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $7.6 million. The fair value of this contract was not material as of March 25, 2023.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021	Location
Gain (loss) recognized in income
Foreign currency forward contracts	$(564)	$(283)	$3,212	Other income (expense)

6.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 25, 2023	March 26, 2022
Gross accounts receivable	$150,473	$240,264
Allowance for doubtful accounts	—	—
Accounts receivable, net	$150,473	$240,264
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The allowance for doubtful accounts and recoveries on bad debt were immaterial for fiscal years 2023, 2022, and 2021.
The significant decrease in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter versus the fourth quarter of fiscal year 2022.

7.    Intangibles, net and Goodwill

In the fourth quarter of fiscal 2023, due to the prolonged weakness in the China smartphone market, which has had an adverse effect on sales of our general market battery and power products associated with the acquisition of Lion Semiconductor, Inc. ("Lion") (the "Acquisition"), the Company was prompted to assess the recoverability and fair value of the acquired intangible assets recorded in purchase accounting. The Company determined that a replacement cost approach was the most appropriate method to evaluate remaining fair value of the technology. As a result, the Company recorded an intangibles impairment charge of $85.8 million in fiscal year 2023.
The following information details the gross carrying amount, accumulated amortization, and net carrying value of our intangible assets subject to amortization (in thousands):

	March 25, 2023			March 26, 2022
Intangible Category / Weighted-Average Remaining Amortization Period (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Existing technology (5.3)	146,146	(110,792)	35,354	255,995	(124,127)	131,868
In-process research & development (a)	70,936	(70,936)	—	70,936	(67,486)	3,450
Trademarks and tradename (0.5)	3,037	(2,973)	64	3,037	(2,845)	192
Customer relationships (1.4)	15,381	(13,422)	1,959	34,091	(14,379)	19,712
Technology licenses (1.7)	23,490	(21,991)	1,499	22,376	(19,453)	2,923
Total	$258,990	$(220,114)	$38,876	$386,435	$(228,290)	$158,145

(a)Intangible assets are fully amortized as of March 25, 2023.

Amortization expense for intangibles in fiscal years 2023, 2022, and 2021 was $33.7 million, $29.0 million, and $14.5 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 25, 2023, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

Fiscal Year
2024	$9,221
2025	$7,600
2026	$6,681
2027	$6,589
2028	$6,589
Thereafter	$2,196
The goodwill balance included on the consolidated balance sheet was $435.9 million and $435.8 million at March 25, 2023 and March 26, 2022, respectively.

8.    Acquisition

There were no acquisitions completed during fiscal year 2023. During fiscal year 2022, the Company completed the acquisition of Lion. As a result of acquiring 100 percent of the outstanding share capital of Lion, Lion became a wholly-owned subsidiary of the Company. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Lion have been recorded at their respective fair values as of the acquisition date.
At the acquisition date, total consideration transferred was approximately $280.5 million, inclusive of $4.9 million in cash acquired. During the third quarter of fiscal year 2022, an additional $1.2 million of consideration was paid related to contractual post-closing adjustment provisions. The remaining merger consideration of $31.0 million was subject to indemnity provisions as outlined in the merger agreement and paid during fiscal year 2023.
In addition, $25.4 million of the merger consideration relates to retention agreements with certain key employees that are subject to continued employment with the Company. The merger consideration subject to retention agreements is treated as compensation expense and is recognized over the retention period in "Research and development" expense in the consolidated statements of income.
The excess of the purchase price over the net assets acquired was recorded as goodwill during fiscal year 2022.

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
On March 20, 2023, the Company, entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate ("LIBOR") with the forward-looking secured overnight financing rate ("Term SOFR"), for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.
Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) a Term SOFR rate plus a 10 basis point credit spread adjustment plus the applicable margin. The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.
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
As of March 25, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
As of March 25, 2023, future interest payment obligations based on forecasted commitment fees under the Revolving Credit Facility were as follows (in thousands):

Fiscal Year
2024	$528
2025	534
2026	532
2027	277
2028	—
Thereafter	—
Total	$1,871

10.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal ("HPMS").
Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Audio Products	$1,172,007	$1,187,126	$1,104,060
HPMS Products	725,610	594,334	265,170
Total	$1,897,617	$1,781,460	$1,369,230

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 25,	March 26,	March 27,
	2023	2022	2021
China	$1,230,602	$1,197,812	$1,024,178
United States	52,688	29,513	21,708
Rest of World	614,327	554,135	323,344
Total	$1,897,617	$1,781,460	$1,369,230

See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

11.    Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 26 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place. All of the Company’s leases have been classified as operating leases.

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022
Operating lease - in excess of 12 months	$18,071	$14,901
Variable lease	6,226	4,954
Short-term lease	86	22
Operating lease income	(464)	(1,518)
Total net operating lease expense	$23,919	$18,359

Supplemental operating lease information:

	Fiscal Years Ended
	March 25, 2023	March 26, 2022
Balance Sheet Information (in thousands)
Operating lease right-of-use assets	$128,145	$171,003
Operating lease liabilities	$141,073	$177,842

Cash Flow Information (in thousands)
Operating cash flows from operating leases	$14,531	$14,634
Non-Cash Information
Right-of-use assets obtained in exchange for new operating lease liabilities	4,381	46,123
Lease remeasurements	(28,965)	—
Lease impairments	(5,579)	—

Operating Lease Information
Weighted-average remaining lease term - operating leases (in years)	13	16
Weighted-average discount rate - operating leases	4%	4%
As of March 25, 2023, we have an additional operating lease, that has not yet commenced, with estimated lease obligations of approximately $24 million. This operating lease will commence in fiscal year 2024 with a lease term of approximately 10 years.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 25, 2023, are as follows (in thousands):

Fiscal Year	Operating Lease Expense
2024	$18,631
2025	19,598
2026	18,043
2027	16,489
2028	16,882
Thereafter	106,651
Total	$196,294
Less imputed interest and other	(55,221)
Total	$141,073

Operating lease liabilities consisted of the following (in thousands):

	March 25, 2023	March 26, 2022
Current lease liabilities	$18,442	$14,680
Non-current lease liabilities	122,631	163,162
Total operating lease liabilities	$141,073	$177,842

12.    Lease Impairments and Restructuring

During the year ended March 25, 2023, the Company was focused on improving operational efficiency and accordingly took a number of steps, including reducing our global real estate footprint, product prioritization, and some restructuring actions.
In the fourth quarter of fiscal year 2023, as part of this strategy, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. As a result, the Company recorded $10.6 million of lease impairments and restructuring charges which consisted of $6.9 million of impairment of right-of-use lease assets and leasehold improvements, and $3.7 million of other related charges in the fourth quarter of fiscal 2023.
Restructuring-related liabilities of $3.3 million are primarily presented within the "Other accrued liabilities" on the consolidated balance sheet. We expect the restructuring related liabilities to be substantially paid out in cash during fiscal year 2024. There were no restructuring-related liabilities as of March 26, 2022.

13.    Postretirement Benefit Plans

We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $10.2 million, $9.6 million, and $7.9 million during fiscal years 2023, 2022, and 2021, respectively.

14.    Equity Compensation

The Company is currently granting equity awards from the 2018 Long Term Incentive Plan (the “Plan”), which was approved by stockholders in August 2018 and subsequently amended on July 29, 2022. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock awards, phantom stock awards (also called restricted stock units), and performance awards (also called market stock units). Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units and market stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between one and four years, and are exercisable for a period of ten years from the date of grant.

Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years.
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 28, 2020	2,095
Shares added	3,223
Granted	(1,491)
Forfeited	198
Balance, March 27, 2021	4,025
Shares added	—
Granted	(1,679)
Forfeited	271
Balance, March 26, 2022	2,617
Shares added	2,090
Granted	(2,536)
Forfeited	303
Balance, March 25, 2023	2,474

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2023	2022	2021
Cost of sales	$1,270	$1,024	$900
Research and development	57,312	44,154	37,483
Sales, general and administrative	23,059	21,214	18,379
Effect on pre-tax income	81,641	66,392	56,762
Income Tax Benefit	(15,184)	(11,521)	(9,558)
Total stock-based compensation expense (net of taxes)	66,457	54,871	47,204
Stock-based compensation effects on basic earnings per share	$1.19	$0.96	$0.81
Stock-based compensation effects on diluted earnings per share	1.16	0.93	0.79

The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $78.0 million, $63.2 million, $53.6 million, for fiscal years 2023, 2022, and 2021, respectively. Stock-based compensation expense is presented within operating activities in the consolidated statement of cash flows.
As of March 25, 2023, there was $155.3 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.61 years for stock options, 1.62 years for restricted stock units, and 2.02 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $1.4 million, $3.9 million and $2.2 million in fiscal years 2023, 2022, and 2021 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 25, 2023	March 26, 2022	March 27, 2021
Expected stock price volatility	35.18% - 46.50%	36.85% - 41.66%	43.85% - 43.99%
Risk-free interest rate	2.47% - 3.96%	0.82% - 1.62%	0.35% - 0.72%
Expected term (in years)	4.04 - 4.33	4.22 - 4.39	4.32 - 4.43
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2023, 2022, and 2021, were $42.37, $37.31, and $33.81, respectively.
During fiscal years 2023, 2022, and 2021, we received a net $10.1 million, $13.2 million, and $7.1 million, respectively, from the exercise of 0.2 million, 0.3 million, and 0.2 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2023, 2022, and 2021, was $11.4 million, $15.8 million, and $10.2 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 28, 2020	1,216	$44.01
Options granted	96	77.23
Options exercised	(236)	30.26
Options forfeited	(17)	56.27
Options expired	—	—
Balance, March 27, 2021	1,059	$49.87
Options granted	88	87.52
Options exercised	(327)	40.31
Options forfeited	—	—
Options expired	—	—
Balance, March 26, 2022	820	$57.75
Options granted	143	96.33
Options exercised	(225)	45.10
Options forfeited	(18)	71.14
Options expired	—	—
Balance, March 25, 2023	720	$69.03

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 25, 2023 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	709	$68.63	6.67	$26,208
Exercisable	452	$57.01	5.37	$21,955
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.0 million, $4.6 million, and $4.8 million, became vested during fiscal years 2023, 2022, and 2021, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 25, 2023 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$20.37 - $54.65	200	4.30	$45.06	200	$45.06
$55.72 - $68.56	215	5.70	62.55	193	61.83
$78 - $82.14	100	8.20	78.53	39	78.27
$82.81 - $82.81	21	9.11	82.81	—	—
$88 - $88	81	8.94	88.00	20	88.00
$102.37 - $102.37	103	9.87	102.37	—	—
	720	6.71	$69.03	452	$57.01
As of March 25, 2023, March 26, 2022, and March 27, 2021, the number of options exercisable was 0.5 million, 0.6 million, and 0.7 million respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2023, 2022, and 2021 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 28, 2020	2,680	$53.74
Granted	945	71.44
Vested	(881)	52.97
Forfeited	(131)	55.36
March 27, 2021	2,613	$60.31
Granted	1,079	81.61
Vested	(935)	43.96
Forfeited	(181)	70.60
March 26, 2022	2,576	$74.45
Granted	1,574	75.97
Vested	(877)	70.02
Forfeited	(183)	75.58
March 25, 2023	3,090	$76.42

The aggregate intrinsic value of RSUs outstanding as of March 25, 2023, March 26, 2022, and March 27, 2021 was $326.3 million, $225.9 million, and $216.9 million, respectively. Additional information with regards to outstanding RSUs that are expected to vest as of March 25, 2023, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,896	$76.42	1.60
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $61.4 million, $41.1 million, and $46.7 million became vested during fiscal years 2023, 2022, and 2021, respectively. The majority of RSUs that vested in 2023, 2022 and 2021 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2023, 2022, and 2021 the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million, 0.9 million, and 0.9 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.2 million, 0.3 million, and 0.3 million and total payments for the employees’ tax obligations to taxing authorities were $18.0 million, $22.0 million, and $18.4 million for fiscal years 2023, 2022, and 2021, respectively.
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
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Expected stock price volatility	35.18% - 46.50%	41.66%	43.85%
Risk-free interest rate	2.67% - 3.92%	1.46%	0.29%
Expected term (in years)	3.00	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2023 was $135.87. A summary of the activity for MSUs in fiscal year 2023, 2022, and 2021 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 28, 2020	153	$68.71
Granted	28	83.96
Vested	—	—
Forfeited	(48)	64.92
March 27, 2021	133	$73.29
Granted	28	109.18
Vested	(30)	50.11
Forfeited	(46)	38.70
March 26, 2022	85	$95.75
Granted	38	135.87
Vested	(10)	87.43
Forfeited	(24)	94.80
March 25, 2023	89	$113.83
The aggregate intrinsic value of MSUs outstanding as of March 25, 2023, March 26, 2022, and March 27, 2021 was $9.3 million, $7.5 million, and $11.0 million, respectively. Additional information with regard to outstanding MSUs that are expected to vest as of March 25, 2023 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	82	$113.13	2.00
MSUs with a fair value of $0.8 million and $1.5 million became vested during fiscal year 2023 and 2022, respectively. No MSUs became vested in fiscal year 2021.

15.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 25, 2023, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $24.4 million, $19.9 million, and $19.2 million, for fiscal years 2023, 2022, and 2021, respectively. Rental income was $0.5 million, $1.5 million, and $1.4 million, for fiscal years 2023, 2022, and 2021, respectively.
See Note 11 - Leases for minimum future rental commitments and income under all operating leases as of March 25, 2023.
Capacity Reservation Agreement
On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).
The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. This reservation fee is recorded in "Other current assets" and "Other assets" on the consolidated balance sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Prepaid wafers" and "Long-term prepaid wafers" on the consolidated balance sheets. As of March 25, 2023, the Company estimates its remaining purchase obligation to be approximately $1.2 billion of wafers from GlobalFoundries under the Capacity Reservation Agreement.
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
Total future unconditional purchase commitments as of March 25, 2023 were as follows (in thousands):

Fiscal Year
2024	$563,177
2025	379,973
2026	255,222
2027	164,425
2028	2,658
Thereafter	—
Total	$1,365,455

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

17.    Stockholders' Equity

Share Repurchase Program
In January 2021, the Board of Directors authorized the repurchase of up to an additional $350 million of the Company’s common stock. Since inception, approximately $348.9 million of the Company’s common stock has been repurchased under the 2021 share repurchase authorization, leaving approximately $1.1 million available for repurchase under this authorization as of March 25, 2023. During the fiscal year ended March 25, 2023, the Company repurchased 2.4 million shares of its common stock for $191.4 million, at an average cost of $81.16 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 25, 2023. Additionally, in July 2022, the Company announced that the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. No shares have been repurchased under the 2022 authorization as of March 25, 2023.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which, among other things, implemented a 1 percent excise tax on net stock repurchases. Based on our analysis of this provision, we do not believe that this legislation will have a material impact on our financial statements.

Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 25, 2023, we have not issued any of the authorized shares.

18.    Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 27, 2021	$294	$2,838	$(257)	$2,875
Current period foreign exchange translation	(507)	—	—	(507)
Current period marketable securities activity	—	(5,587)	—	(5,587)
Tax effect	—	1,174	—	1,174
Balance, March 26, 2022	$(213)	$(1,575)	$(257)	$(2,045)
Current period foreign exchange translation	(834)	—	—	(834)
Current period marketable securities activity	—	430	—	430
Tax effect	—	(90)	—	(90)
Balance, March 25, 2023	$(1,047)	$(1,235)	$(257)	$(2,539)

19.    Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
U.S.	$(141,670)	$(17,674)	$19,189
Non-U.S.	396,409	386,337	226,057
	$254,739	$368,663	$245,246

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
Current:
U.S.	$60,603	$4,483	$981
Non-U.S.	52,023	52,920	32,428
Total current tax provision	$112,626	$57,403	$33,409
Deferred:
U.S.	(28,529)	(6,256)	(192)
Non-U.S.	(6,061)	(8,839)	(5,315)
Total deferred tax provision	(34,590)	(15,095)	(5,507)
Total tax provision	$78,036	$42,308	$27,902

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
U.S. federal statutory rate	21.0	21.0	21.0
Foreign income taxed at different rates	(14.4)	(9.6)	(8.4)
Stock-based compensation	(0.3)	(0.9)	(0.8)
Foreign-derived intangible income deduction	—	(0.1)	(0.3)
GILTI and Subpart F income	30.6	10.0	7.8
Foreign tax credits	(7.7)	(9.4)	(7.4)
Change in valuation allowance	0.2	(0.2)	—
Release of prior year unrecognized tax benefits	—	—	(1.4)
Interest related to unrecognized tax benefits	0.7	0.2	0.3
Other	0.5	0.5	0.6
Effective tax rate	30.6	11.5	11.4
The legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Under the Tax Act, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income ("GILTI") as a period cost, so the capitalization of research and development costs in GILTI increased the Company's provision for income taxes beginning in fiscal year 2023.
The Tax Act also required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the Tax Act. As of March 25, 2023, the remaining balance of our transition tax obligation was $25.7 million, which will be paid over the next three years.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act, which, among other things, implemented a 15 percent minimum tax on book income of certain large corporations and several tax incentives to promote clean energy. Based on our current analysis of these provisions, this legislation will not have a material impact on our financial statements.
Significant components of our deferred tax assets and liabilities as of March 25, 2023 and March 26, 2022 are (in thousands):

	March 25, 2023	March 26, 2022
Deferred tax assets:
Accrued expenses and allowances	$7,913	$6,517
Net operating loss carryforwards	1,132	1,713
Research and development tax credit carryforwards	13,283	15,230
Stock-based compensation	24,842	18,952
Lease liabilities	21,602	26,653
Capitalized research and development	9,183	6,372
Other	1,119	651
Total deferred tax assets	$79,074	$76,088
Valuation allowance for deferred tax assets	(13,076)	(13,088)
Net deferred tax assets	$65,998	$63,000
Deferred tax liabilities:
Depreciation and amortization	$3,395	$3,574
Right of use asset	19,226	25,744
Acquisition intangibles	7,782	32,315
Other	37	—
Total deferred tax liabilities	$30,440	$61,633
Total net deferred tax assets	$35,558	$1,367

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Our valuation allowance increased by $0.1 million in fiscal year 2023.  Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 25, 2023, the Company had gross federal net operating loss carryforwards of $3.0 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2024 through 2031. At March 25, 2023 the Company had gross foreign net operating loss carryforwards of $0.1 million that do not expire and gross state net operating loss carryforwards of $7.5 million that expire in fiscal years 2024 through 2030. In addition, the Company had $13.4 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2024 through 2034, and others do not expire.
At March 25, 2023, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
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
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 25, 2023	March 26, 2022
Beginning balance	$32,879	$32,879
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the prior years	—	—
Ending balance	$32,879	$32,879
At March 25, 2023, the Company had gross unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the consolidated balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2023 and 2022 we recognized interest expense, net of tax, of approximately $1.7 million and $0.9 million, respectively. The total amount of interest accrued as of March 25, 2023 was $6.8 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.
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
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and HPMS. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 10 - Revenues. Geographic details of revenue and property, plant and equipment are included below.

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022	March 27, 2021
China	$1,230,602	$1,197,812	$1,024,178
Hong Kong	223,405	325,433	170,605
Vietnam	93,760	72,162	10,115
South Korea	93,177	51,606	42,403
India	69,343	18,257	14,481
United States	52,688	29,513	21,708
Rest of World	134,642	86,677	85,740
Total consolidated sales	$1,897,617	$1,781,460	$1,369,230

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 25, 2023	March 26, 2022
United States	$132,633	$118,847
United Kingdom	20,675	28,612
Rest of World	9,664	9,618
Total consolidated property, plant and equipment, net	$162,972	$157,077

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 25, 2023.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 25, 2023, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 25, 2023, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 25, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
None.
ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2023 (the “Proxy Statement”) under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference. The Company has adopted a Code of Conduct ("the Code") that applies to all of its directors, officers, and employees. A copy of the Code can be found within the Corporate Governance section of our “Investors” page on our website at investor.cirrus.com. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, Pay vs Performance Disclosure and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation and Proposal No. 4 — Advisory Vote on the Frequency of Future Advisory Votes to Approve Executive Compensation is incorporated herein by reference.
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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 25, 2023 and March 26, 2022.
▪Consolidated Statements of Income for the fiscal years ended March 25, 2023, March 26, 2022, and March 27, 2021.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 25, 2023, March 26, 2022, and March 27, 2021.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 25, 2023, March 26, 2022, and March 27, 2021.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 25, 2023, March 26, 2022, and March 27, 2021.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	Description of Securities (8)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015 (5)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (6)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (4)
10.6+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan (7)
10.7+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (10)
10.8+	Second Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (16)
10.9+	Form of Restricted Stock Unit Agreement (7)
10.10+	Form of Notice of Grant of Restricted Stock Units (7)
10.11+	Form of Performance Award Agreement (7)
10.12+	Form of Notice of Grant of Performance Award (7)
10.13+	Form of Stock Option Agreement (7)
10.14+	Form of Notice of Grant of Stock Option (7)
10.15+	Form of Notice of Grant of Stock Award (7)
10.16+	Transition Agreement, dated October 30, 2020 (9)
10.17	Agreement and Plan of Merger, entered July 8, 2021, among Lion, Cirrus Logic, Merger Sub, and the Agent (11)
10.18
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (11)

10.19	First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 8, 2021 with the Lending party thereto and Wells Fargo Bank, National Association, as administrative agent (17)
10.20+	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.21+	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.22*†	Capacity Reservation and Wafer Supply Commitment Agreement (12)
10.23+	Transition Services Agreement dated November 22, 2021 (13)
10.24+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on January 20, 2022 (14)
10.25+	Cirrus Logic, Inc. 2007 Management and Key Individual Contributor Incentive Plan, as amended and restated on March 22, 2022 (15)
14.1	Code of Conduct as amended and restated on February 27, 2023
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 8, 2023 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 333-136219).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007 (Registration No. 000-17795).
(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015 (Registration No. 000-17795).
(6)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(7)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(8)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 2, 2020 (Registration No. 000-17795).
(10)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 8, 2021 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 28, 2021 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 23, 2021 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on January 25, 2022 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 25, 2022 (Registration No. 000-17795).
(16)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 2, 2022 (Registration No. 000-17795).
(17)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 22, 2023 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ VENK NATHAMUNI
Venk Nathamuni
Chief Financial Officer and Principal Accounting Officer
May 19, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 19, 2023
John M. Forsyth

/s/ VENK NATHAMUNI	Chief Financial Officer and Principal Accounting Officer	May 19, 2023
Venk Nathamuni

/s/ JOHN C. CARTER	Director	May 19, 2023
John C. Carter

/s/ ALEXANDER M. DAVERN	Director	May 19, 2023
Alexander M. Davern

/s/ TIMOTHY R. DEHNE	Director	May 19, 2023
Timothy R. Dehne

/s/ DEIRDRE R. HANFORD	Director	May 19, 2023
Deirdre R. Hanford

/s/ RAGHIB HUSSAIN	Director	May 19, 2023
Raghib Hussain

/s/ CATHERINE P. LEGO	Director	May 19, 2023
Catherine P. Lego

/s/ DAVID J. TUPMAN	Director	May 19, 2023
David J. Tupman