Form 10-Q
period 2023-06-24
CIRRUS LOGIC, INC.
filed 2023-08-03
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2023

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 1, 2023 was 54,709,714.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 24, 2023

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 24,	March 25,
	2023	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$352,346	$445,784
Marketable securities	35,765	34,978
Accounts receivable, net	186,033	150,473
Inventories	300,956	233,450
Prepaid assets	33,439	35,507
Prepaid wafers	84,739	60,638
Other current assets	55,390	57,026
Total current assets	1,048,668	1,017,856

Long-term marketable securities	38,029	36,509
Right-of-use lease assets	125,538	128,145
Property and equipment, net	167,238	162,972
Intangibles, net	36,447	38,876
Goodwill	435,936	435,936
Deferred tax assets	44,991	35,580
Long-term prepaid wafers	110,262	134,363
Other assets	49,483	73,729
Total assets	$2,056,592	$2,063,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,941	$81,462
Accrued salaries and benefits	36,465	50,606
Software license agreements	15,240	20,948
Current lease liabilities	19,903	18,442
Acquisition-related liabilities	24,527	21,361
Other accrued liabilities	30,778	23,521
Total current liabilities	202,854	216,340

Long-term liabilities:
Non-current lease liabilities	125,071	122,631
Non-current income taxes	59,587	59,013
Other long-term liabilities	12,286	7,700
Total long-term liabilities	196,944	189,344

Stockholders' equity:
Capital stock	1,693,420	1,670,141
Accumulated deficit	(33,621)	(9,320)
Accumulated other comprehensive loss	(3,005)	(2,539)
Total stockholders' equity	1,656,794	1,658,282
Total liabilities and stockholders' equity	$2,056,592	$2,063,966

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 24,	June 25,
	2023	2022
Net sales	$317,016	$393,639
Cost of sales	157,629	191,005
Gross profit	159,387	202,634
Operating expenses
Research and development	106,215	109,716
Selling, general and administrative	35,379	38,642
Total operating expenses	141,594	148,358
Income from operations	17,793	54,276
Interest income	4,818	523
Interest expense	(218)	(218)
Other income	377	506
Income before income taxes	22,770	55,087
Provision for income taxes	7,170	15,380
Net income	$15,600	$39,707

Basic earnings per share	$0.28	$0.71
Diluted earnings per share	$0.28	$0.69
Basic weighted average common shares outstanding	54,862	56,277
Diluted weighted average common shares outstanding	56,631	57,804

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 24,	June 25,
	2023	2022
Net income	$15,600	$39,707
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(450)	(967)
Unrealized gain (loss) on marketable securities	(20)	(480)
Benefit for income taxes	4	101
Comprehensive income	$15,134	$38,361

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 24,	June 25,
	2023	2022
Cash flows from operating activities:
Net income	$15,600	$39,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,941	16,515
Stock-based compensation expense	22,715	18,138
Deferred income taxes	(9,411)	(5,860)
Loss on retirement or write-off of long-lived assets	6	292
Other non-cash adjustments	1,334	99
Net change in operating assets and liabilities:
Accounts receivable, net	(35,560)	33,992
Inventories	(67,506)	(35,934)
Other assets	8,101	549
Accounts payable and other accrued liabilities	(10,278)	(20,327)
Income taxes payable	20,079	24,030
Acquisition-related liabilities	3,166	3,164
Net cash provided by (used in) operating activities	(39,813)	74,365

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	11,048	4,694
Purchases of available-for-sale marketable securities	(13,372)	(5,186)
Purchases of property, equipment and software	(12,310)	(6,776)
Investments in technology	—	(448)
Net cash used in investing activities	(14,634)	(7,716)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	560	120
Repurchase of stock to satisfy employee tax withholding obligations	(1,047)	(866)
Repurchase and retirement of common stock	(38,504)	(56,382)
Net cash used in financing activities	(38,991)	(57,128)

Net increase (decrease) in cash and cash equivalents	(93,438)	9,521

Cash and cash equivalents at beginning of period	445,784	369,814
Cash and cash equivalents at end of period	$352,346	$379,335

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	39,707	—	39,707
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(379)	(379)
Change in foreign currency translation adjustments	—	—	—	—	(967)	(967)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	28	—	120	(866)	—	(746)
Repurchase and retirement of common stock	(725)	(1)	—	(56,382)	—	(56,383)
Stock-based compensation	—	—	18,138	—	—	18,138
Balance, June 25, 2022	55,899	$56	$1,596,628	$5,894	$(3,391)	$1,599,187

Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	15,600	—	15,600
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(16)	(16)
Change in foreign currency translation adjustments	—	—	—	—	(450)	(450)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	38	—	564	(1,046)	—	(482)
Repurchase and retirement of common stock	(466)	—	—	(38,855)	—	(38,855)
Stock-based compensation	—	—	22,715	—	—	22,715
Balance, June 24, 2023	54,670	$55	$1,693,365	$(33,621)	$(3,005)	$1,656,794

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 25, 2023, included in our Annual Report on Form 10-K filed with the Commission on May 19, 2023.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

As of June 24, 2023, there have been no recently issued accounting pronouncements that are expected to have a material impact on our financial statements.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at June 24, 2023 (in thousands):

As of June 24, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$68,871	$9	$(1,728)	$67,152
U.S. Treasury securities	5,227	—	(167)	5,060
Agency discount notes	1,605	—	(23)	1,582
Total securities	$75,703	$9	$(1,918)	$73,794

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $1.9 million related to securities with total amortized costs of approximately $73.1 million at June 24, 2023. Securities in a continuous unrealized loss position for more than 12 months as of June 24, 2023 had an aggregate amortized cost of $47.0 million and an aggregate unrealized loss of $1.6 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 24, 2023, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 25, 2023 (in thousands):

As of March 25, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$66,753	$91	$(1,825)	$65,019
Non-U.S. government securities	510	—	(3)	507
U.S. Treasury securities	5,728	17	(151)	5,594
Agency discount notes	385	—	(18)	367
Total securities	$73,376	$108	$(1,997)	$71,487

The Company's specifically identified gross unrealized losses of $2.0 million related to securities with total amortized costs of approximately $64.0 million at March 25, 2023. Securities in a continuous unrealized loss position for more than 12 months as of March 25, 2023 had an aggregate amortized cost of $56.3 million and an aggregate unrealized loss of $1.9 million. As of March 25, 2023, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 24, 2023		March 25, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$36,749	$35,765	$35,824	$34,978
After 1 year	38,954	38,029	37,552	36,509
Total	$75,703	$73,794	$73,376	$71,487

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of June 24, 2023, there are no amounts drawn under the facility and the fair value is zero.

As of June 24, 2023 and March 25, 2023, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 24, 2023.

The following summarizes the fair value of our financial instruments at June 24, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$302,260	$—	$—	$302,260

Available-for-sale securities
Corporate debt securities	$—	$67,152	$—	$67,152
U.S. Treasury securities	5,060	—	—	5,060
Agency discount notes	—	1,582	—	1,582
	$5,060	$68,734	$—	$73,794

The following summarizes the fair value of our financial instruments at March 25, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$406,265	$—	$—	$406,265

Available-for-sale securities
Corporate debt securities	$—	$65,019	$—	$65,019
Non-U.S. government securities	—	507	—	507
U.S. Treasury securities	5,594	—	—	5,594
Agency discount notes	—	367	—	367
	$5,594	$65,893	$—	$71,487

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

As of June 24, 2023, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $2.7 million. The fair value of this contract was not material as of June 24, 2023.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 24,	June 25,
	2023	2022	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(278)	$(219)	Other income

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 24,	March 25,
	2023	2023
Gross accounts receivable	$186,033	$150,473
Allowance for doubtful accounts	—	—
Accounts receivable, net	$186,033	$150,473

7. Inventories

Inventories are comprised of the following (in thousands):

	June 24,	March 25,
	2023	2023
Work in process	$105,315	$116,088
Finished goods	195,641	117,362
	$300,956	$233,450

The increase in inventory balance versus the prior quarter is due to inventory build to support seasonal product launches and fulfilling our wafer purchase commitments per our long-term capacity agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”). See further details in Note 12 - Commitments and Contingencies.

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

On March 20, 2023, the Company, entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate ("LIBOR") with the Term SOFR, for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.

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

The Revolving Credit Facility contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $200 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the “Consolidated Net Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the “Consolidated Interest Coverage Ratio”). The Second Amended Credit Agreement also contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. Further, the Second Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations.

As of June 24, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended
	June 24,	June 25,
	2023	2022
Audio Products	$195,806	$254,496
HPMS Products	121,210	139,143
	$317,016	$393,639

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended
	June 24,	June 25,
	2023	2022
China	$190,862	$261,491
United States	2,159	7,197
Rest of World	123,995	124,951
	$317,016	$393,639

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 24,	June 25,
	2023	2022
Income before income taxes	$22,770	$55,087
Provision for income taxes	$7,170	$15,380
Effective tax rate	31.5%	27.9%

Our income tax expense was $7.2 million and $15.4 million for the first quarters of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 31.5 percent and 27.9 percent, respectively.  Our effective tax rates for the first quarters of fiscal year 2024 and 2023 were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for both periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 24, 2023, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 24, 2023, the balance of accrued interest and penalties, net of tax, was $7.4 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserts additional tax of approximately $168.3 million, excluding interest, and imposes penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and intends to vigorously dispute the proposed adjustments. The Company intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and are awaiting the scheduling of an opening conference. If necessary, the Company will seek resolution through judicial remedies. The Company expects it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the

Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 24, 2023 and June 25, 2022 (in thousands, except per share amounts):

	Three Months Ended
	June 24,	June 25,
	2023	2022
Numerator:
Net income	$15,600	$39,707
Denominator:
Weighted average shares outstanding	54,862	56,277
Effect of dilutive securities	1,769	1,527
Weighted average diluted shares	56,631	57,804
Basic earnings per share	$0.28	$0.71
Diluted earnings per share	$0.28	$0.69

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 24, 2023 and June 25, 2022 were 347 thousand and 386 thousand, respectively, as the shares were anti-dilutive.

12. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. This reservation fee is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

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

14. Stockholders' Equity

Common Stock

The Company issued an immaterial number of shares of common stock during the three months ended June 24, 2023, and June 25, 2022, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In January 2021, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock. During the three months ended June 24, 2023, the Company completed share repurchases under the 2021 authorization, leaving no remaining authorization under this program. In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of June 24, 2023, approximately $37.4 million of the Company's common stock has been repurchased under the 2022 share repurchase authorization, leaving approximately $462.6 million available for repurchase. During the three months ended June 24, 2023, the Company repurchased 0.5 million of the Company's common stock under the combined 2021 and 2022 authorizations for $38.5 million, at an average cost of $82.59 per share.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue in two product lines, Audio and HPMS.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 9 - Revenues.

16. Subsequent Events

On July 12, 2023, the Company announced a workforce reduction of approximately 5% of its global employees. This action was taken in response to overall market conditions and the impact related to a new product previously scheduled for introduction this fall that is no longer expected to come to market as planned. The action is expected to be substantially completed in the second quarter of fiscal year 2024 and the related charges are not expected to be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2023, contained in our fiscal year 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 19, 2023.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Commission on May 19, 2023, and in "Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components.

Among the HPMS opportunities we have previously discussed, a new HPMS product previously scheduled for introduction this fall is no longer coming to market as planned. The Company has made progress with both the customer and foundry partner on the disposition of materials associated with this product and does not anticipate the disposition to have a material impact to the financial statements.

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

There have been no significant changes during the three months ended June 24, 2023, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2023 Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2024 is a 53-week fiscal year, including a 14-week fiscal third quarter. Fiscal year 2023 was a 52-week fiscal year.

The following table summarizes the results of our operations for the first three months of fiscal years 2024 and 2023, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 24,	June 25,
	2023	2022
Net sales	100%	100%
Gross margin	50%	51%
Research and development	33%	28%
Selling, general and administrative	11%	9%
Income from operations	6%	14%
Interest income	1%	—%
Interest expense	—%	—%
Other income	—%	—%
Income before income taxes	7%	14%
Provision for income taxes	2%	4%
Net income	5%	10%

Net Sales

Net sales for the first quarter of fiscal year 2024 decreased $76.6 million, or 19 percent, to $317.0 million from $393.6 million in the first quarter of fiscal year 2023.  Net sales from our audio products decreased $58.7 million, primarily driven by continued weakness in general market sales and a reduction in components shipping in smartphones. Net sales from HPMS products decreased $17.9 million for the quarter versus the first quarter of fiscal year 2023, primarily due to a reduction in components shipping in smartphones.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 98 percent of net sales for the first quarters of fiscal years 2024 and 2023. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 93 percent and 89 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent and 79 percent of the Company’s total net sales for the first quarter of fiscal years 2024 and 2023, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 24, 2023 or June 25, 2022.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.3 percent in the first quarter of fiscal year 2024, down from 51.5 percent in the first quarter of fiscal year 2023. The decrease was primarily due to higher charges for excess and obsolete inventory that are unrelated to the new HPMS product that is no longer coming to market as planned, and a less favorable product mix.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2024 was $106.2 million, a decrease of $3.5 million, from $109.7 million in the first quarter of fiscal year 2023. Significant drivers of the decrease included reduced amortization of acquisition intangibles expense, increased R&D incentives, and lower variable compensation costs, partially offset by higher employee-related and stock-based compensation expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2024 was $35.4 million, a decrease of $3.2 million, from $38.6 million in the first quarter of fiscal year 2023, primarily due to lower variable compensation costs.

Interest Income

The Company reported interest income of $4.8 million and $0.5 million, for the three months ended June 24, 2023 and June 25, 2022, respectively. Interest income increased in the current period due to higher yields on combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.2 million for the three months ended June 24, 2023 and June 25, 2022, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8).

Other Income

For the three months ended June 24, 2023 and June 25, 2022, the Company reported $0.4 million and $0.5 million in other income, respectively. This activity primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 24,	June 25,
	2023	2022
Income before income taxes	$22,770	$55,087
Provision for income taxes	$7,170	$15,380
Effective tax rate	31.5%	27.9%

Our income tax expense for the first quarter of fiscal year 2024 was $7.2 million compared to $15.4 million for the first quarter of fiscal year 2023, resulting in effective tax rates of 31.5 percent and 27.9 percent, respectively. Our effective tax rates for the first quarters of fiscal year 2024 and 2023 were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 that requires R&D expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for both periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

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

Cash used in or generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash used in operations was $39.8 million for the first three months of fiscal year 2024 versus $74.4 million generated for the corresponding period of fiscal year 2023.  The cash flow used in operations during the first three months of fiscal year 2024 was related to the cash components of our net income and an $82.0 million unfavorable change in working capital, primarily as a result of an increase in inventory and accounts receivables, partially offset by an increase in income taxes payable.  The Company anticipates inventory to remain at increased levels during fiscal year 2024 as we balance product demand and wafer purchase commitments. The cash flow from operations during the corresponding period of fiscal year 2023 was related to the cash components of our net income and a $5.5 million favorable change in working capital, primarily as a result of a decrease in accounts receivables and increase in incomes taxes payable, partially offset by an increase in inventory and decrease in accounts payable and other accrued liabilities for the period.

Net cash used in investing activities was $14.6 million during the first three months of fiscal year 2024 versus $7.7 million during the first three months of fiscal year 2023.  The cash used in investing activities in the first three months of fiscal year 2024 was related to capital expenditures of $12.3 million and net purchases of marketable securities of $2.3 million.  The cash used in investing activities in the corresponding period in fiscal year 2023 was related to capital expenditures and technology investments of $7.2 million and net purchases of marketable securities of $0.5 million.

Net cash used in financing activities was $39.0 million during the first three months of fiscal year 2024 and was primarily associated with stock repurchases for the period of $38.5 million. The cash used in financing activities during the first three months of fiscal year 2023 of $57.1 million was primarily associated with stock repurchases during the period of $56.4 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential future acquisitions of companies or technologies, inventory build, and commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements). We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time.
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

As of June 24, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2023 Annual Report on Form 10-K filed with the Commission on May 19, 2023. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 24, 2023.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 24, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 25, 2023, as filed with the Commission on May 19, 2023, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 93 percent and 89 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent and 79 percent of the Company’s total net sales for the first quarter of fiscal years 2024 and 2023, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 24, 2023, or June 25, 2022.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 24, 2023 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2023 - April 22, 2023	138	$89.18	138	$488,779
April 23, 2023 - May 20, 2023	183	82.85	183	473,606
May 21, 2023 - June 24, 2023	145	75.95	145	462,625
Total	466	$82.59	466	$462,625

(1) The Company currently has one active share repurchase authorization, $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $38.5 million during the first quarter of fiscal year 2024, completing the previous $350 million 2021 share repurchase authorization and beginning repurchases under the 2022 share repurchase authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 24, 2023.

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

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
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 8, 2023 (Registration No. 000-17795).

*    The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	August 3, 2023	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer and Principal Accounting Officer