Form 10-Q
period 2023-09-23
CIRRUS LOGIC, INC.
filed 2023-11-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2023

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 31, 2023 was 53,897,687.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 23, 2023

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 23,	March 25,
	2023	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$277,805	$445,784
Marketable securities	34,636	34,978
Accounts receivable, net	271,894	150,473
Inventories	328,930	233,450
Prepaid assets	32,844	35,507
Prepaid wafers	79,468	60,638
Other current assets	71,294	57,026
Total current assets	1,096,871	1,017,856

Long-term marketable securities	40,042	36,509
Right-of-use lease assets	144,104	128,145
Property and equipment, net	171,047	162,972
Intangibles, net	33,801	38,876
Goodwill	435,936	435,936
Deferred tax assets	44,126	35,580
Long-term prepaid wafers	94,474	134,363
Other assets	44,052	73,729
Total assets	$2,104,453	$2,063,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$87,340	$81,462
Accrued salaries and benefits	46,504	50,606
Software license agreements	15,930	20,948
Current lease liabilities	19,859	18,442
Acquisition-related liabilities	—	21,361
Other accrued liabilities	31,557	23,521
Total current liabilities	201,190	216,340

Long-term liabilities:
Non-current lease liabilities	136,042	122,631
Non-current income taxes	51,589	59,013
Other long-term liabilities	7,277	7,700
Total long-term liabilities	194,908	189,344

Stockholders' equity:
Capital stock	1,712,710	1,670,141
Accumulated deficit	(1,213)	(9,320)
Accumulated other comprehensive loss	(3,142)	(2,539)
Total stockholders' equity	1,708,355	1,658,282
Total liabilities and stockholders' equity	$2,104,453	$2,063,966

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net sales	$481,063	$540,574	$798,079	$934,213
Cost of sales	234,467	269,288	392,096	460,293
Gross profit	246,596	271,286	405,983	473,920
Operating expenses
Research and development	104,205	115,471	210,420	225,187
Selling, general and administrative	34,323	39,598	69,702	78,240
Restructuring and related costs	2,319	—	2,319	—
Total operating expenses	140,847	155,069	282,441	303,427
Income from operations	105,749	116,217	123,542	170,493
Interest income	3,972	1,528	8,791	2,051
Interest expense	(243)	(243)	(462)	(461)
Other income (expense)	(70)	295	307	801
Income before income taxes	109,408	117,797	132,178	172,884
Provision for income taxes	34,001	30,609	41,171	45,989
Net income	$75,407	$87,188	$91,007	$126,895

Basic earnings per share	$1.38	$1.56	$1.66	$2.27
Diluted earnings per share	$1.34	$1.52	$1.61	$2.20
Basic weighted average common shares outstanding	54,503	55,726	54,683	56,002
Diluted weighted average common shares outstanding	56,278	57,418	56,453	57,620

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net income	$75,407	$87,188	$91,007	$126,895
Other comprehensive income (loss), before tax
Foreign currency translation loss	(342)	(736)	(792)	(1,703)
Unrealized gain (loss) on marketable securities	259	(460)	239	(940)
(Provision) benefit for income taxes	(54)	97	(50)	198
Comprehensive income	$75,270	$86,089	$90,404	$124,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 23,	September 24,
	2023	2022
Cash flows from operating activities:
Net income	$91,007	$126,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,551	33,734
Stock-based compensation expense	44,046	38,621
Deferred income taxes	(8,601)	(4,456)
Loss on retirement or write-off of long-lived assets	64	303
Other non-cash adjustments	1,608	185
Restructuring and related costs	2,319	—
Net change in operating assets and liabilities:
Accounts receivable	(121,606)	(64,282)
Inventories	(95,480)	(26,135)
Prepaid wafers	21,058	—
Other assets	(6,291)	(1,942)
Accounts payable and other accrued liabilities	(78)	(6,098)
Income taxes payable	7,220	7,201
Acquisition-related liabilities	(21,361)	6,328
Net cash provided by (used in) operating activities	(62,544)	110,354

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	18,242	6,655
Purchases of available-for-sale marketable securities	(21,191)	(6,036)
Purchases of property, equipment and software	(20,780)	(16,987)
Investments in technology	(57)	(484)
Net cash used in investing activities	(23,786)	(16,852)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	560	1,131
Repurchase of stock to satisfy employee tax withholding obligations	(3,129)	(3,022)
Repurchase and retirement of common stock	(79,080)	(106,382)
Net cash used in financing activities	(81,649)	(108,273)

Net decrease in cash and cash equivalents	(167,979)	(14,771)

Cash and cash equivalents at beginning of period	445,784	369,814
Cash and cash equivalents at end of period	$277,805	$355,043

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, June 25, 2022	55,899	$56	$1,596,628	$5,894	$(3,391)	$1,599,187
Net income	—	—	—	87,188	—	87,188
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(363)	(363)
Change in foreign currency translation adjustments	—	—	—	—	(736)	(736)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	110	—	1,011	(2,156)	—	(1,145)
Repurchase and retirement of common stock	(583)	(1)	—	(49,999)	—	(50,000)
Stock-based compensation	—	—	20,483	—	—	20,483
Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614

Balance, June 24, 2023	54,670	$55	$1,693,365	$(33,621)	$(3,005)	$1,656,794
Net income	—	—	—	75,407	—	75,407
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	205	205
Change in foreign currency translation adjustments	—	—	—	—	(342)	(342)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	78	—	—	(2,080)	—	(2,080)
Repurchase and retirement of common stock	(511)	(1)	—	(40,919)	—	(40,920)
Stock-based compensation	—	—	19,291	—	—	19,291
Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355
Six Months Ended
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	126,895	—	126,895
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(742)	(742)
Change in foreign currency translation adjustments	—	—	—	—	(1,703)	(1,703)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	138	—	1,131	(3,022)	—	(1,891)
Repurchase and retirement of common stock	(1,308)	(2)	—	(106,381)	—	(106,383)
Stock-based compensation	—	—	38,621	—	—	38,621
Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614

Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	91,007	—	91,007
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	189	189
Change in foreign currency translation adjustments	—	—	—	—	(792)	(792)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	116	—	564	(3,126)	—	(2,562)
Repurchase and retirement of common stock	(977)	(1)	—	(79,774)	—	(79,775)
Stock-based compensation	—	—	42,006	—	—	42,006
Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355

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

2. Recently Issued Accounting Pronouncements

As of September 23, 2023, there have been no recently issued accounting pronouncements that are expected to have a material impact on our financial statements.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as "Marketable securities", within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at September 23, 2023 (in thousands):

As of September 23, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$69,725	$3	$(1,477)	$68,251
U.S. Treasury securities	5,093	—	(156)	4,937
Agency discount notes	1,510	—	(20)	1,490
Total securities	$76,328	$3	$(1,653)	$74,678

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $1.7 million related to securities with total amortized costs of approximately $75.0 million at September 23, 2023. Securities in a continuous unrealized loss position for more than 12 months as of September 23, 2023 had an aggregate amortized cost of $42.8 million and an aggregate unrealized loss of $1.2 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 23, 2023, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 23, 2023		March 25, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$35,475	$34,636	$35,824	$34,978
After 1 year	40,853	40,042	37,552	36,509
Total	$76,328	$74,678	$73,376	$71,487

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

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of September 23, 2023, there are no amounts drawn under the facility and the fair value is zero.

As of September 23, 2023 and March 25, 2023, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended September 23, 2023.

The following summarizes the fair value of our financial instruments at September 23, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$234,017	$—	$—	$234,017

Available-for-sale securities
Corporate debt securities	$—	$68,251	$—	$68,251
U.S. Treasury securities	4,937	—	—	4,937
Agency discount notes	—	1,490	—	1,490
	$4,937	$69,741	$—	$74,678

The following summarizes the fair value of our financial instruments at March 25, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$406,265	$—	$—	$406,265

Available-for-sale securities
Corporate debt securities	$—	$65,019	$—	$65,019
Non-U.S. government securities	—	507	—	507
U.S. Treasury securities	5,594	—	—	5,594
Agency discount notes	—	367	—	367
	$5,594	$65,893	$—	$71,487

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

As of September 23, 2023, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $5.3 million. The fair value of this contract was not material as of September 23, 2023.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(195)	$(576)	$(473)	$(795)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 23,	March 25,
	2023	2023
Gross accounts receivable	$272,079	$150,473
Allowance for doubtful accounts	(185)	—
Accounts receivable, net	$271,894	$150,473

The increase in accounts receivable is due to normal variations in the timing of collections and billings as well as increased sales associated with new smartphone launches during the current quarter.

7. Inventories

Inventories are comprised of the following (in thousands):

	September 23,	March 25,
	2023	2023
Work in process	$145,585	$116,088
Finished goods	183,345	117,362
	$328,930	$233,450

The increase in inventory balance from fiscal year-end is due to inventory build to support seasonal product launches and fulfilling our wafer purchase commitments per our long-term capacity agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”). See further details in Note 13 - Commitments and Contingencies.

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

As of September 23, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Audio Products	$282,855	$337,811	$478,661	$592,307
HPMS Products	198,208	202,763	319,418	341,906
	$481,063	$540,574	$798,079	$934,213

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
China	$279,066	$350,254	$469,928	$611,745
United States	4,883	13,102	7,042	20,299
Rest of World	197,114	177,218	321,109	302,169
	$481,063	$540,574	$798,079	$934,213

10. Restructuring and Related Costs

In the fourth quarter of fiscal year 2023, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. In addition, on July 12, 2023, the Company announced a workforce reduction of approximately 5% of its global employees. This action was taken in response to overall market conditions and the impact of a new product previously scheduled for introduction in fall 2023 that did not come to market as anticipated. In the second quarter of fiscal year 2024, the Company incurred severance and other related charges of $2.3 million related to the July restructuring event, which is presented separately on the Consolidated Condensed Statement of Income. As of September 23, 2023, restructuring liabilities related to the second quarter fiscal year 2024 restructuring event were $0.2 million and restructuring liabilities related to the fourth quarter fiscal year 2023 facilities restructuring were $2.4 million. We expect the restructuring-related liabilities to be substantially paid out in cash during fiscal year 2024. Restructuring liabilities are presented within "Other accrued liabilities" of the Consolidated Condensed Balance Sheet.

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Income before income taxes	$109,408	$117,797	$132,178	$172,884
Provision for income taxes	$34,001	$30,609	$41,171	$45,989
Effective tax rate	31.1%	26.0%	31.1%	26.6%

Our income tax expense was $34.0 million and $30.6 million for the second quarters of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 31.1 percent and 26.0 percent, respectively.  Our income tax expense was $41.2 million and $46.0 million for the first six months of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 31.1 percent and 26.6 percent, respectively. Our effective tax rates for the second quarters and first six months of fiscal year 2024 and 2023 were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 23, 2023, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 23, 2023, the balance of accrued interest and penalties, net of tax, was $8.0 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserts additional tax of approximately $168.3 million, excluding interest, and imposes penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and intends to vigorously dispute the proposed adjustments. The Company intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and is awaiting the scheduling of an opening conference. If necessary, the Company will seek resolution through judicial remedies. The Company expects it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 23, 2023 and September 24, 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Numerator:
Net income	$75,407	$87,188	$91,007	$126,895
Denominator:
Weighted average shares outstanding	54,503	55,726	54,683	56,002
Effect of dilutive securities	1,775	1,692	1,770	1,618
Weighted average diluted shares	56,278	57,418	56,453	57,620
Basic earnings per share	$1.38	$1.56	$1.66	$2.27
Diluted earnings per share	$1.34	$1.52	$1.61	$2.20

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 23, 2023 were 393 thousand and 364 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 24, 2022 were 265 thousand and 288 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $36 million as of September 23, 2023, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased, beginning in the Company's second fiscal quarter of 2024. The balance of the prepayment is $174 million at September 23, 2023, and is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

Lease Agreement

In the second quarter of fiscal year 2024, the Company commenced an 11-year operating lease for corporate office space in Chandler, Arizona. As a result, the Company recognized a liability of $17 million for future lease payments and a corresponding right-of-use lease asset. Lease liabilities and right-of-use lease assets are presented separately on the Consolidated Condensed Balance Sheets as of September 23, 2023.

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

15. Stockholders' Equity

Common Stock

The Company issued a net 0.1 million shares of common stock for both the three and six months ended September 23, 2023, and 0.1 million for both the three and six months ended September 24, 2022, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In January 2021, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock. During the three months ended June 24, 2023, the Company completed share repurchases under the 2021 authorization, leaving no remaining authorization under this program. In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of September 23, 2023, approximately $78.0 million of the Company's common stock has been repurchased under the 2022 share repurchase authorization, leaving approximately $422 million available for repurchase. During the three months ended September 23, 2023, the Company repurchased 0.5 million shares of the Company's common stock under the 2022 authorization for $40.6 million, at an average cost of $79.45 per share. During the six months ended September 23, 2023, the Company repurchased 1.0 million shares of the Company's common stock under the combined 2021 and 2022 authorizations for $79.1 million, at an average cost of $80.95 per share.

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

During the second quarter of fiscal year 2024, the Company recorded the financial impact of the disposition of wafers associated with the new HPMS product previously scheduled for introduction in fall 2023, that did not come to market as anticipated. The disposition did not have a material financial impact. While this product was intended to be manufactured at GlobalFoundries as part of our Capacity Reservation Agreement, the agreement allows for wafer allocation flexibility within our product portfolio. As a result, these wafers are being reallocated to other products that utilize the same underlying technology, including amplifiers, haptic drivers, and battery and power integrated circuits (ICs). We continue to focus on our long-term strategy to drive content expansion with this customer as we pursue a variety of opportunities for both the next generation of our existing components as well as new products.

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

There have been no significant changes during the three and six months ended September 23, 2023, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2023 Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

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

The following table summarizes the results of our operations for the first three and six months of fiscal years 2024 and 2023, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Gross margin	51%	50%	51%	51%
Research and development	22%	21%	26%	24%
Selling, general and administrative	7%	7%	9%	9%
Restructuring and related costs	—%	—%	—%	—%
Income from operations	22%	22%	15%	18%
Interest income	1%	—%	1%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	23%	22%	16%	19%
Provision for income taxes	7%	6%	5%	5%
Net income	16%	16%	11%	14%

Net Sales

Net sales for the second quarter of fiscal year 2024 decreased $59.5 million, or 11 percent, to $481.1 million from $540.6 million in the second quarter of fiscal year 2023.  Net sales from our audio products decreased $55.0 million, primarily driven by continued weakness in sales of general market products and a reduction in components shipping in smartphones. Net sales from HPMS products decreased $4.6 million for the quarter versus the second quarter of fiscal year 2023, primarily due to a decline in general market sales.

Net sales for the first six months of fiscal year 2024 decreased $136.1 million, or 15 percent, to $798.1 million from $934.2 million for the first six months of fiscal year 2023.  Net sales from our audio products decreased $113.6 million, primarily driven by continued weakness in general market sales and, to a lesser extent, a reduction in components shipping in smartphones. Net sales from HPMS products decreased $22.5 million for the year versus the first six months of fiscal year 2023, primarily due to a reduction in components shipping in smartphones.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 98 percent of net sales for the second quarters of fiscal years 2024 and 2023, respectively, and 99 percent and 98 percent for the first six months of fiscal years 2024 and 2023, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 95 percent and 91 percent of our net sales, respectively, and 94 percent and 90 percent of our net sales for the first six months of fiscal years 2024 and 2023, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 82 percent of the Company’s total net sales for the second quarter of fiscal years 2024 and 2023, respectively, and 86 percent and 81 percent for the first six months of fiscal years 2024 and 2023, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 23, 2023 or September 24, 2022.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.3 percent in the second quarter of fiscal year 2024, up from 50.2 percent in the second quarter of fiscal year 2023. The increase was primarily due to reduced supply chain costs and inventory reserves, partially offset by a less favorable product mix.

Gross margin was 50.9 percent for the first six months of fiscal year 2024, up from 50.7 percent for the first six months of fiscal year 2023 due to reduced supply chain costs and the benefit of lower inventory reserves, mostly offset by a less favorable product mix.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2024 was $104.2 million, a decrease of $11.3 million, from $115.5 million in the second quarter of fiscal year 2023. Significant drivers of the decrease included reduced amortization of acquisition intangibles expense, increased R&D incentives, lower variable compensation costs, reduced acquisition-related and product development costs, partially offset by higher employee-related and stock-based compensation expenses for the quarter.

Research and development expense for the first six months of fiscal year 2024 was $210.4 million, a decrease of $14.8 million, from $225.2 million for the first six months of fiscal year 2023 primarily due to reduced amortization of acquisition intangibles expense, increased R&D incentives, lower variable compensation costs, reduced product development and acquisition-related costs, partially offset by higher employee-related and stock-based compensation expenses for the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2024 was $34.3 million, a decrease of $5.3 million, from $39.6 million in the second quarter of fiscal year 2023, primarily due to lower variable compensation costs and employee-related expenses.

Selling, general and administrative expense for the first six months of fiscal year 2024 was $69.7 million, a decrease of $8.5 million, from $78.2 million for the first six months of fiscal year 2023, primarily due to lower variable compensation costs and employee-related expenses for the period.

Restructuring and Related Costs

Restructuring costs for the second quarter and first six months of fiscal year 2024 were $2.3 million. These costs were primarily related to workforce reduction actions previously disclosed. See Note 10 - Restructuring and Related Costs for additional information.

Interest Income

The Company reported interest income of $4.0 million and $8.8 million, for the three and six months ended September 23, 2023, respectively and $1.5 million and $2.1 million for the three and six months ended September 24, 2022, respectively. Interest income increased in the current period due to higher yields on combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.5 million for the three and six months ended September 23, 2023, respectively and $0.2 million and $0.5 million for the three and six months ended September 24, 2022, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility).

Other Income (Expense)

For the three and six months ended September 23, 2023, the Company reported other expense of $0.1 million and other income of $0.3 million, respectively, and $0.3 million and $0.8 million in other income for the three and six months ended

September 24, 2022, respectively. This activity primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Income before income taxes	$109,408	$117,797	$132,178	$172,884
Provision for income taxes	$34,001	$30,609	$41,171	$45,989
Effective tax rate	31.1%	26.0%	31.1%	26.6%

Our income tax expense for the second quarter of fiscal year 2024 was $34.0 million compared to $30.6 million for the second quarter of fiscal year 2023, resulting in effective tax rates of 31.1 percent and 26.0 percent, respectively. Our income tax expense was $41.2 million and $46.0 million for the first six months of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 31.1 percent and 26.6 percent, respectively. Our effective tax rates for the second quarters and first six months of fiscal year 2024 and 2023 were higher than the federal statutory rate primarily due to a provision in the Tax Cuts and Jobs Act of 2017 that requires R&D expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for both periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

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

Cash used in or generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash used in operations was $62.5 million for the first six months of fiscal year 2024 versus $110.4 million generated for the corresponding period of fiscal year 2023.  The cash flow used in operations during the first six months of fiscal year 2024 was related to the cash components of our net income and a $216.5 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables (see Note 6) and inventory and a decrease in acquisition-related liabilities, partially offset by prepaid wafer usage (related to the Capacity Reservation Agreement) beginning in the second quarter of fiscal year 2024.  The Company anticipates inventory to remain at increased levels during fiscal year 2024 as we balance product demand and wafer purchase commitments. The cash flow from operations during the corresponding period of fiscal year 2023 was related to the cash components of our net income and a $84.9 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory for the period.

Net cash used in investing activities was $23.8 million during the first six months of fiscal year 2024 versus $16.9 million during the first six months of fiscal year 2023.  The cash used in investing activities in the first six months of fiscal year 2024 was related to capital expenditures of $20.8 million and net purchases of marketable securities of $2.9 million.  The cash used in investing activities in the corresponding period in fiscal year 2023 was related to capital expenditures and technology investments of $17.5 million, partially offset by net sales of marketable securities of $0.6 million.

Net cash used in financing activities was $81.6 million during the first six months of fiscal year 2024 and was primarily associated with stock repurchases for the period of $79.1 million. The cash used in financing activities during the first six months of fiscal year 2023 of $108.3 million was primarily associated with stock repurchases during the period of $106.4 million.

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

As of September 23, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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

Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 23, 2023.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 23, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the second quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 95 percent and 91 percent of our net sales, respectively. For the first six month periods of fiscal years 2024 and 2023, our ten largest end customers represented approximately 94 percent and 90 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 82 percent of the Company’s total net sales for the second quarter of fiscal years 2024 and 2023, respectively and 86 percent and 81 percent for the first six months of fiscal years 2024 and 2023, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 23, 2023, or September 24, 2022.

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

- our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to either obtain or dual-source components from other suppliers; and

- our current customers may be hesitant in some cases to award new business to us based on their desire to manage their supply chain risks around any potential over-dependence on a supplier or supply chain.

In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions or to not accept price increases resulting from unexpected or additional cost increases or fees associated with our suppliers. We have experienced pricing pressure from certain key customers, and we expect that the average selling prices ("ASPs") for certain of our products will decline from time to time, potentially reducing our revenue, margins, and earnings.

Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet tight development schedules. In addition, we have entered, and may again enter in the future, into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Even without exclusivity periods, the products that we develop are often specific to our customer's system architecture and frequently cannot be sold to other customers. Accordingly, we have in the past and may in the future devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next-generation products and technologies, and notwithstanding our efforts, our customers may not be obligated to purchase new products that we develop for them, which could impact our operating results, financial condition, and cash flows. For example, in April 2023, we were informed that a new product that we had developed for a key customer for introduction in the fall of calendar 2023 was no longer expected to come to market as planned.

Our reliance on certain customers may continue to increase, which could heighten the risks associated with having key customers, including making us more vulnerable to significant reductions in revenue, margins, and earnings; pricing pressure; and other adverse effects on our business.

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

In addition, we are currently working with a supplier that is headquartered in Israel on the development of additional manufacturing alternatives. The recent declaration of war by Israel against Hamas, and the resulting actions that may be taken by governments in response to the war, could potentially impact or delay the supplier's ability to provide timely engineering support that may be required to advance our efforts to develop future manufacturing alternatives.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 23, 2023 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 25, 2023 - July 22, 2023	—	$—	—	$462,625
July 23, 2023 - August 19, 2023	402	$79.71	402	$430,554
August 20, 2023 - September 23, 2023	109	$78.48	109	$422,049
Total	511	$79.45	511	$422,049

(1) The Company currently has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for an aggregate of $40.6 million during the second quarter of fiscal year 2024, under the 2022 share repurchase authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 23, 2023.

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

None of our directors or Section 16 officers entered into or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the second quarter of fiscal year 2024.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on August 24, 2023
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CIRRUS LOGIC, INC.

Date:	November 2, 2023	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer and Principal Accounting Officer