Form 10-Q
period 2023-12-30
CIRRUS LOGIC, INC.
filed 2024-02-06
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of February 2, 2024 was 53,934,984.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 30, 2023

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 30,	March 25,
	2023	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$483,931	$445,784
Marketable securities	32,842	34,978
Accounts receivable, net	217,269	150,473
Inventories	256,675	233,450
Prepaid assets	48,804	35,507
Prepaid wafers	84,854	60,638
Other current assets	61,010	57,026
Total current assets	1,185,385	1,017,856

Long-term marketable securities	70,260	36,509
Right-of-use lease assets	140,993	128,145
Property and equipment, net	167,579	162,972
Intangibles, net	31,677	38,876
Goodwill	435,936	435,936
Deferred tax assets	34,116	35,580
Long-term prepaid wafers	73,492	134,363
Other assets	77,675	73,729
Total assets	$2,217,113	$2,063,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,231	$81,462
Accrued salaries and benefits	44,352	50,606
Software license agreements	31,678	20,948
Current lease liabilities	19,906	18,442
Acquisition-related liabilities	—	21,361
Other accrued liabilities	26,427	23,521
Total current liabilities	178,594	216,340

Long-term liabilities:
Non-current lease liabilities	138,415	122,631
Non-current income taxes	52,247	59,013
Other long-term liabilities	47,097	7,700
Total long-term liabilities	237,759	189,344

Stockholders' equity:
Capital stock	1,735,824	1,670,141
Accumulated earnings (deficit)	66,633	(9,320)
Accumulated other comprehensive loss	(1,697)	(2,539)
Total stockholders' equity	1,800,760	1,658,282
Total liabilities and stockholders' equity	$2,217,113	$2,063,966

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Net sales	$618,984	$590,582	$1,417,063	$1,524,795
Cost of sales	301,520	293,877	693,616	754,170
Gross profit	317,464	296,705	723,447	770,625
Operating expenses
Research and development	112,672	118,063	323,092	343,250
Selling, general and administrative	37,604	37,262	107,306	115,502
Restructuring costs	(360)	—	1,959	—
Total operating expenses	149,916	155,325	432,357	458,752
Income from operations	167,548	141,380	291,090	311,873
Interest income	5,124	2,995	13,914	5,047
Interest expense	(235)	(218)	(696)	(680)
Other expense	(337)	(3,716)	(30)	(2,915)
Income before income taxes	172,100	140,441	304,278	313,325
Provision for income taxes	33,377	36,964	74,548	82,953
Net income	$138,723	$103,477	$229,730	$230,372

Basic earnings per share	$2.57	$1.87	$4.22	$4.13
Diluted earnings per share	$2.50	$1.83	$4.09	$4.02
Basic weighted average common shares outstanding	54,016	55,239	54,449	55,748
Diluted weighted average common shares outstanding	55,592	56,583	56,160	57,280

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Net income	$138,723	$103,477	$229,730	$230,372
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	445	468	(347)	(1,235)
Unrealized gain (loss) on marketable securities	1,266	533	1,505	(407)
(Provision) benefit for income taxes	(266)	(112)	(316)	86
Comprehensive income	$140,168	$104,366	$230,572	$228,816

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 30,	December 24,
	2023	2022
Cash flows from operating activities:
Net income	$229,730	$230,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,283	52,358
Stock-based compensation expense	67,113	59,108
Deferred income taxes	1,122	6,430
Loss on retirement or write-off of long-lived assets	74	306
Other non-cash adjustments	2,276	3,017
Restructuring costs	1,959	—
Net change in operating assets and liabilities:
Accounts receivable	(67,558)	(30,229)
Inventories	(23,223)	(13,990)
Prepaid wafers	36,654	—
Other assets	11,682	4,516
Accounts payable and other accrued liabilities	(32,201)	(26,619)
Income taxes payable	8,598	(3,455)
Acquisition-related liabilities	(21,361)	9,488
Net cash provided by operating activities	251,148	291,302

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	23,418	10,346
Purchases of available-for-sale marketable securities	(53,525)	(9,469)
Purchases of property, equipment and software	(30,593)	(23,764)
Investments in technology	(57)	(1,315)
Net cash used in investing activities	(60,757)	(24,202)

Cash flows from financing activities:
Payment of acquisition-related holdback	—	(30,949)
Issuance of common stock, net of shares withheld for taxes	610	1,524
Repurchase of stock to satisfy employee tax withholding obligations	(16,851)	(16,563)
Repurchase and retirement of common stock	(136,003)	(156,382)
Net cash used in financing activities	(152,244)	(202,370)

Net increase in cash and cash equivalents	38,147	64,730

Cash and cash equivalents at beginning of period	445,784	369,814
Cash and cash equivalents at end of period	$483,931	$434,544

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, September 24, 2022	55,426	$55	$1,618,122	$40,927	$(4,490)	$1,654,614
Net income	—	—	—	103,477	—	103,477
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	421	421
Change in foreign currency translation adjustments	—	—	—	—	468	468
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	499	1	392	(13,541)	—	(13,148)
Repurchase and retirement of common stock	(713)	(1)	—	(49,998)	—	(49,999)
Stock-based compensation	—	—	20,487	—	—	20,487
Balance, December 24, 2022	55,212	$55	$1,639,001	$80,865	$(3,601)	$1,716,320

Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355
Net income	—	—	—	138,723	—	138,723
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,000	1,000
Change in foreign currency translation adjustments	—	—	—	—	445	445
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	473	1	47	(13,719)	—	(13,671)
Repurchase and retirement of common stock	(781)	(1)	—	(57,158)	—	(57,159)
Stock-based compensation	—	—	23,067	—	—	23,067
Balance, December 30, 2023	53,929	$54	$1,735,770	$66,633	$(1,697)	$1,800,760
Nine Months Ended
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	230,372	—	230,372
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(321)	(321)
Change in foreign currency translation adjustments	—	—	—	—	(1,235)	(1,235)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	637	1	1,523	(16,563)	—	(15,039)
Repurchase and retirement of common stock	(2,021)	(3)	—	(156,379)	—	(156,382)
Stock-based compensation	—	—	59,108	—	—	59,108
Balance, December 24, 2022	55,212	$55	$1,639,001	$80,865	$(3,601)	$1,716,320

Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	229,730	—	229,730
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,189	1,189
Change in foreign currency translation adjustments	—	—	—	—	(347)	(347)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	589	1	611	(16,845)	—	(16,233)
Repurchase and retirement of common stock	(1,758)	(2)	—	(136,932)	—	(136,934)
Stock-based compensation	—	—	65,073	—	—	65,073
Balance, December 30, 2023	53,929	$54	$1,735,770	$66,633	$(1,697)	$1,800,760

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

2. Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The guidance provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, requiring more consistent categories and greater disaggregation of information by jurisdiction. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, although retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on the financial statements and related disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as "Marketable securities", within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at December 30, 2023 (in thousands):

As of December 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$97,244	$314	$(604)	$96,954
U.S. Treasury securities	5,107	1	(82)	5,026
Agency discount notes	1,135	—	(13)	1,122
Total securities	$103,486	$315	$(699)	$103,102

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.7 million related to securities with total amortized costs of approximately $50.2 million at December 30, 2023. Securities in a continuous unrealized loss position for more than 12 months as of December 30, 2023 had an aggregate amortized cost of $37.6 million and an aggregate unrealized loss of $0.6 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 30, 2023, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 30, 2023		March 25, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$33,370	$32,842	$35,824	$34,978
After 1 year	70,116	70,260	37,552	36,509
Total	$103,486	$103,102	$73,376	$71,487

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

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of December 30, 2023, there are no amounts drawn under the facility and the fair value is zero.

As of December 30, 2023 and March 25, 2023, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended December 30, 2023.

The following summarizes the fair value of our financial instruments at December 30, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$437,248	$—	$—	$437,248

Available-for-sale securities
Corporate debt securities	$—	$96,954	$—	$96,954
U.S. Treasury securities	5,026	—	—	5,026
Agency discount notes	—	1,122	—	1,122
	$5,026	$98,076	$—	$103,102

The following summarizes the fair value of our financial instruments at March 25, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$406,265	$—	$—	$406,265

Available-for-sale securities
Corporate debt securities	$—	$65,019	$—	$65,019
Non-U.S. government securities	—	507	—	507
U.S. Treasury securities	5,594	—	—	5,594
Agency discount notes	—	367	—	367
	$5,594	$65,893	$—	$71,487

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within "Other expense" in the Consolidated Condensed Statements of Income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of December 30, 2023, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $4.9 million. The fair value of this contract was not material as of December 30, 2023.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$88	$348	$(384)	$(447)	Other expense

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 30,	March 25,
	2023	2023
Gross accounts receivable	$217,269	$150,473
Allowance for doubtful accounts	—	—
Accounts receivable, net	$217,269	$150,473

The increase in accounts receivable is due to normal variations in the timing of collections and billings.

7. Inventories

Inventories are comprised of the following (in thousands):

	December 30,	March 25,
	2023	2023
Work in process	$153,080	$116,088
Finished goods	103,595	117,362
	$256,675	$233,450

The increase in inventory balance from fiscal year-end is due to inventory build associated with fulfilling our wafer purchase commitments per our long-term capacity agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”). See further details in Note 13 - Commitments and Contingencies.

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

As of December 30, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Audio Products	$378,597	$347,297	$857,258	$939,604
HPMS Products	240,387	243,285	559,805	585,191
	$618,984	$590,582	$1,417,063	$1,524,795

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
China	$429,240	$397,222	$899,168	$1,008,967
United States	9,115	22,140	16,157	42,439
Rest of World	180,629	171,220	501,738	473,389
	$618,984	$590,582	$1,417,063	$1,524,795

10. Restructuring Costs

In the fourth quarter of fiscal year 2023, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. In addition, on July 12, 2023, the Company announced a workforce reduction of approximately 5% of its global employees. This action was taken in response to overall market conditions and the impact of a new product previously scheduled for introduction in fall 2023 that did not come to market as anticipated. In the second quarter of fiscal year 2024, the Company incurred severance and other related charges of $2.3 million related to the July restructuring event. In the third quarter of fiscal year 2024, a recovery of restructuring costs of $0.4 million was recorded for the settlement of certain lease obligations related to abandoned office space associated with the fourth quarter fiscal year 2023 restructuring event. Restructuring costs are presented separately on the Consolidated Condensed Statement of Income. As of December 30, 2023, restructuring liabilities totaled approximately $2.0 million. We expect the remaining restructuring-related liabilities to be paid out in cash during fiscal years 2024 and 2025. Restructuring liabilities are presented within "Other accrued liabilities" and "Other long-term liabilities" on the Consolidated Condensed Balance Sheet.

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Income before income taxes	$172,100	$140,441	$304,278	$313,325
Provision for income taxes	$33,377	$36,964	$74,548	$82,953
Effective tax rate	19.4%	26.3%	24.5%	26.5%

Our income tax expense was $33.4 million and $37.0 million for the third quarters of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 19.4 percent and 26.3 percent, respectively.  Our income tax expense was $74.5 million and $83.0 million for the first nine months of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 24.5 percent and 26.5 percent, respectively.

Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the third quarter of fiscal year 2023 and the first nine months of fiscal years 2024 and 2023 were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the third quarter of fiscal year 2024 was lower than the federal statutory rate due to tax benefits recognized for decreased GILTI inclusions in our fiscal year 2023 U.S. tax return and fiscal year 2024 estimated effective tax rate resulting from a change in capitalized R&D expenditures.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 30, 2023, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  It is reasonably possible that unrecognized tax benefits will decrease by $0.8 million due to the expiration of a statute of limitations within the next twelve months. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 30, 2023, the balance of accrued interest and penalties, net of tax, was $8.6 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 30, 2023 and December 24, 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Numerator:
Net income	$138,723	$103,477	$229,730	$230,372
Denominator:
Weighted average shares outstanding	54,016	55,239	54,449	55,748
Effect of dilutive securities	1,576	1,344	1,711	1,532
Weighted average diluted shares	55,592	56,583	56,160	57,280
Basic earnings per share	$2.57	$1.87	$4.22	$4.13
Diluted earnings per share	$2.50	$1.83	$4.09	$4.02

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 30, 2023 were 388 thousand and 394 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 24, 2022 were 273 thousand and 253 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $33 million as of December 30, 2023, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $158 million at December 30, 2023, and is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

Lease Agreement

In the second quarter of fiscal year 2024, the Company commenced an 11-year operating lease for corporate office space in Chandler, Arizona, and recognized a liability of $17 million for future lease payments and a corresponding right-of-use lease asset. Lease liabilities and right-of-use lease assets are presented separately on the Consolidated Condensed Balance Sheets as of December 30, 2023.

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

15. Stockholders' Equity

Common Stock

The Company issued a net 0.5 million and 0.6 million shares of common stock for the three and nine months ended December 30, 2023, respectively, and 0.5 million and 0.6 million for the three and nine months ended December 24, 2022, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In January 2021, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock. The Company completed share repurchases under the 2021 authorization in the first quarter of fiscal year 2024. In July 2022, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. As of December 30, 2023, approximately $134.9 million of the Company's common stock has been repurchased under the 2022 share repurchase authorization, leaving approximately $365.1 million available for repurchase. During the three months ended December 30, 2023, the Company repurchased 0.8 million shares of the Company's common stock under the 2022 authorization for $56.9 million, at an average cost of $72.93 per share. During the nine months ended December 30, 2023, the Company repurchased 1.8 million shares of the Company's common stock under the combined 2021 and 2022 authorizations for $136.0 million, at an average cost of $77.39 per share.

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

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the third quarter of fiscal year 2024, we continued to execute on these strategic initiatives that we expect will drive additional diversification of our portfolio and expand our addressable market.

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

There have been no significant changes during the three and nine months ended December 30, 2023, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2023 Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

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

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2024 and 2023, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Gross margin	51%	50%	51%	51%
Research and development	18%	20%	23%	23%
Selling, general and administrative	6%	6%	8%	8%
Restructuring costs	—%	—%	—%	—%
Income from operations	27%	24%	20%	20%
Interest income	1%	1%	1%	—%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	(1)%	—%	—%
Income before income taxes	28%	24%	21%	20%
Provision for income taxes	5%	6%	5%	5%
Net income	23%	18%	16%	15%

Net Sales

Net sales for the third quarter of fiscal year 2024 increased $28.4 million, or 5 percent, to $619.0 million from $590.6 million in the third quarter of fiscal year 2023.  Net sales from our audio products increased $31.3 million, primarily driven by higher smartphone unit volumes and an additional week of revenue in the quarter associated with the 53-week year, partially offset by continued weakness in sales of general market products other than smartphones. Net sales from HPMS products decreased $2.9 million for the quarter versus the third quarter of fiscal year 2023, primarily due to a decline in general market sales excluding smartphones.

Net sales for the first nine months of fiscal year 2024 decreased $107.7 million, or 7 percent, to $1.4 billion from $1.5 billion for the first nine months of fiscal year 2023.  Net sales from our audio products decreased $82.3 million, primarily driven by continued weakness in general market sales, and, to a lesser extent, reduction in components shipping in tablets. Net sales from HPMS products decreased $25.4 million for the year versus the first nine months of fiscal year 2023, primarily due to a decline in components shipping in smartphones.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 96 percent of net sales for the third quarters of fiscal years 2024 and 2023, respectively, and 99 percent and 97 percent for the first nine months of fiscal years 2024 and 2023, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the third quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 96 percent and 94 percent of our net sales, respectively, and 95 percent and 92 percent of our net sales for the first nine months of fiscal years 2024 and 2023, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 89 percent and 88 percent of the Company’s total net sales for the third quarter of fiscal years 2024 and 2023, respectively, and 87 percent and 83 percent for the first nine months of fiscal years 2024 and 2023, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 30, 2023 or December 24, 2022.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.3 percent in the third quarter of fiscal year 2024, up from 50.2 percent in the third quarter of fiscal year 2023. The increase was primarily due to reduced supply chain costs, primarily driven by the absence of wafer premiums and expedite fees, and favorable inventory reserves. The increase was partially offset by a less favorable product mix.

Gross margin was 51.1 percent for the first nine months of fiscal year 2024, up from 50.5 percent for the first nine months of fiscal year 2023 due to reduced supply chain costs, primarily driven by the absence of wafer premiums and expedite fees, and favorable inventory reserves. The increase was mostly offset by a less favorable product mix.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2024 was $112.7 million, a decrease of $5.4 million, from $118.1 million in the third quarter of fiscal year 2023. Significant drivers of the decrease included reduced amortization of acquisition intangibles expense, increased R&D incentives, and reduced acquisition-related costs, partially offset by higher employee-related, stock-based compensation and facilities-related expenses for the quarter.

Research and development expense for the first nine months of fiscal year 2024 was $323.1 million, a decrease of $20.2 million, from $343.3 million for the first nine months of fiscal year 2023, primarily due to reduced amortization of acquisition intangibles expense, increased R&D incentives, and lower variable compensation, acquisition-related and product development costs, partially offset by higher employee-related, stock-based compensation, and facilities-related expenses for the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2024 was $37.6 million, an increase of $0.3 million, from $37.3 million in the third quarter of fiscal year 2023.

Selling, general and administrative expense for the first nine months of fiscal year 2024 was $107.3 million, a decrease of $8.2 million, from $115.5 million for the first nine months of fiscal year 2023, primarily due to lower variable compensation costs and employee-related expenses for the period.

Restructuring Costs

Restructuring costs for the third quarter and first nine months of fiscal year 2024 were $(0.4) million and $2.0 million, respectively. These costs were primarily related to the facilities restructuring and workforce reduction actions previously disclosed. See Note 10 - Restructuring Costs for additional information.

Interest Income

The Company reported interest income of $5.1 million and $13.9 million, for the three and nine months ended December 30, 2023, respectively and $3.0 million and $5.0 million for the three and nine months ended December 24, 2022, respectively. Interest income increased in the current period due to higher yields on combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.7 million for the three and nine months ended December 30, 2023, respectively and $0.2 million and $0.7 million for the three and nine months ended December 24, 2022, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility).

Other Expense

For the three and nine months ended December 30, 2023, the Company reported other expense of $0.3 million and $0.0 million, respectively, and $3.7 million and $2.9 million in other expense for the three and nine months ended December 24, 2022, respectively. This activity primarily related to remeasurement on foreign currency denominated monetary assets and liabilities and an equity investment write down in fiscal year 2023.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2023	2022	2023	2022
Income before income taxes	$172,100	$140,441	$304,278	$313,325
Provision for income taxes	$33,377	$36,964	$74,548	$82,953
Effective tax rate	19.4%	26.3%	24.5%	26.5%

Our income tax expense for the third quarter of fiscal year 2024 was $33.4 million compared to $37.0 million for the third quarter of fiscal year 2023, resulting in effective tax rates of 19.4 percent and 26.3 percent, respectively. Our income tax expense was $74.5 million and $83.0 million for the first nine months of fiscal years 2024 and 2023, respectively, resulting in effective tax rates of 24.5 percent and 26.5 percent, respectively. Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the third quarter of fiscal year 2023 and the first nine months of fiscal year 2024 and 2023 were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the third quarter of fiscal year 2024 was lower than the federal statutory rate due to tax benefits recognized for decreased GILTI inclusions in our fiscal year 2023 U.S. tax return and fiscal year 2024 estimated effective tax rate resulting from a change in capitalized R&D expenditures.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $251.1 million for the first nine months of fiscal year 2024 versus $291.3 million generated for the corresponding period of fiscal year 2023.  The cash flow from operations during the first nine months of fiscal year 2024 was related to the cash components of our net income and an $87.4 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables (see Note 6) and inventory and decreases in accounts payable and other accrued liabilities and acquisition-related liabilities, partially offset by prepaid wafer usage (related to the Capacity Reservation Agreement) beginning in the second quarter of fiscal year 2024.  The Company anticipates inventory to remain at increased levels during fiscal year 2024 as we balance product demand and wafer purchase commitments. The cash flow from operations during the corresponding period of fiscal year 2023 was related to the cash components of our net income and a $60.3 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory and a decrease in accounts payable and other liabilities.

Net cash used in investing activities was $60.8 million during the first nine months of fiscal year 2024 versus $24.2 million during the first nine months of fiscal year 2023.  The cash used in investing activities in the first nine months of fiscal year 2024 was related to capital expenditures of $30.7 million and net purchases of marketable securities of $30.1 million.  The cash used in investing activities in the corresponding period in fiscal year 2023 was related to capital expenditures and technology investments of $25.1 million, partially offset by net sales of marketable securities of $0.9 million.

Net cash used in financing activities was $152.2 million during the first nine months of fiscal year 2024 and was primarily associated with stock repurchases for the period of $136.0 million. The cash used in financing activities during the first nine months of fiscal year 2023 of $202.4 million was primarily associated with stock repurchases during the period of $156.4 million and the payment of the Acquisition-related holdback of $30.9 million.

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

As of December 30, 2023, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 30, 2023.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the third quarter of fiscal years 2024 and 2023, our ten largest end customers represented approximately 96 percent and 94 percent of our net sales, respectively. For the first nine month periods of fiscal years 2024 and 2023, our ten largest end customers represented approximately 95 percent and 92 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 89 percent and 88 percent of the Company’s total net sales for the third quarter of fiscal years 2024 and 2023, respectively and 87 percent and 83 percent for the first nine months of fiscal years 2024 and 2023, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 30, 2023, or December 24, 2022.

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

- our customers may be subject to investigations and litigation that could result in injunctive or other relief that negatively impacts sales of their products, which in turn would result in a decrease in demand for our products;

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

For example, we rely on several third-party suppliers located in Taiwan. Any deterioration in the social, political, or economic conditions in Taiwan, particularly as it relates to China-Taiwan relations, may disrupt our business operations and materially and adversely affect our results of operations. Similarly, our operations could be harmed, and our costs could increase, if the war in Ukraine results in a shortage of materials that our suppliers require to manufacture our products.

In addition, we are currently working with a supplier that is headquartered in Israel on the development of additional manufacturing alternatives. The declaration of war by Israel against Hamas, the rising tensions in the Middle East, and the resulting actions that may be taken by governments in response to the war could potentially impact or delay the supplier's ability to provide timely engineering support that may be required to advance our efforts to develop future manufacturing alternatives.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 30, 2023 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 24, 2023 - October 21, 2023	286	$71.52	286	$401,587
October 22, 2023 - November 18, 2023	258	$76.58	258	$381,874
November 19, 2023 - December 30, 2023	237	$70.67	237	$365,126
Total	781	$72.93	781	$365,126

(1) The Company currently has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.8 million shares of its common stock for an aggregate of $56.9 million during the third quarter of fiscal year 2024, under the 2022 share repurchase authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 30, 2023.

In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the third quarter of fiscal year 2024. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the third quarter of fiscal year 2024.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Scott Thomas - Senior Vice President, General Counsel	Adoption	Rule 10b5-1(c)	November 15, 2023	November 1, 2024	up to 16,760 to be sold

(1) Except as indicated by footnote, each trading arrangement marked as "Rule 10b5-1(c)" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
(2) Includes shares to be acquired upon the exercise of employee stock options.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CIRRUS LOGIC, INC.

Date:	February 6, 2024	/s/ Venk Nathamuni

Venk Nathamuni

Chief Financial Officer