Form 10-K
period 2024-03-30
CIRRUS LOGIC, INC.
filed 2024-05-24
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,229,292,731 based upon the closing price reported on the NASDAQ Global Select Market as of September 23, 2023. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 22, 2024, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 53,568,913.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 26, 2024 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 30, 2024

PART I

Forward-Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “will,” “would,” “could,” “can,” “may,” “plan,” and “intend”, and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, beliefs, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions based on management's expectations as of the date of this filing and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated or implied by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents we file with the Securities and Exchange Commission (the “SEC"), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also routinely post other important information on our website, including information specifically addressed to investors. We intend for the investor relations section of our website to be a recognized channel of distribution for disseminating information to the securities marketplace for purposes of complying with our disclosure obligations under SEC Regulation Fair Disclosure. To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in low-power, high-precision mixed-signal processing to solve complex problems that span the analog-to-digital divide.  The Company is committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing high-performance mixed-signal ("HPMS") content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with both new and existing components. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.

Cirrus Logic focuses on building strong engineering relationships with our customers’ product teams and developing highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware, which incorporates software algorithms from some combination of our own intellectual property (“IP”), and our third-party partners' and customers’ IP. When we have been successful with this approach, an initial design win can often lead to an opportunity to further increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products, and the addition of new products.
Markets and Products
The Company's product line categories are audio and HPMS. While we continue to see new opportunities for growth with audio products, we believe the largest opportunity to drive product diversification and fuel exciting avenues of growth in the coming years is with our HPMS product line. See Note 10 - Revenues for disclosure of revenue by product line categories.
The following provides a detailed description of our audio and HPMS product lines.

Audio Products:  Amplifiers, codecs, smart codecs, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
HPMS Products:  Camera controllers, haptics and sensing solutions, and battery and power ICs.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, laptops, tablets, AR/VR headsets, wearables, home theater systems, automotive entertainment systems and professional audio systems. We have an extensive portfolio of products: amplifiers; “codecs,” which are components that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"); “smart codecs,” which are codecs with integrated digital signal processing; and standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, and hearing augmentation.

HPMS PRODUCTS
Drawing on our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain to now also provide a range of HPMS products, such as camera controllers, haptic and sensing solutions, and battery and power ICs. These products are primarily used in smartphones to help deliver a more immersive and compelling user experience while also improving battery health and performance. This product line also includes legacy industrial and energy applications such as digital utility meters, power supplies, energy control, energy measurement and energy exploration.
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
Since the components we produce are largely proprietary and generally not available from secondary sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors, or indirectly from third-party manufacturers contracted to produce their designs. For fiscal year 2024, 2023 and 2022, our ten largest end customers, represented approximately 95 percent, 92 percent and 93 percent of our sales, respectively. For fiscal years 2024, 2023, and 2022, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 87 percent, 83 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2024, 2023, or 2022.

Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by GLOBALFOUNDRIES Inc., (“GlobalFoundries”) and Taiwan Semiconductor Manufacturing Company, Limited ("TSMC"). In fiscal year 2022, the Company entered a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through calendar year 2026. See Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional details. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., STATS ChipPAC Pte. Ltd., Amkor Technology, Inc., SFA Semicon Co., Ltd., and Siliconware Precision Industries Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we believe we are able to mitigate certain risks in the fabrication processes by using multiple outside foundries, an interruption of supply by one or more of these foundries could materially impact the Company. We maintain business interruption insurance to help reduce the risk of wafer supply interruption; however, the impact of an interruption could exceed our insurance. Our supply chain management organization is responsible for the management of all aspects of the fabrication, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
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
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 30, 2024, we held approximately 3,880 pending and issued patents worldwide, which include approximately 1,500 granted U.S. patents, 360 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2024 through 2045. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2024, and we continue to obtain new patents through our ongoing research and development.
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
Segments
We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker ("CODM") as defined by these guidelines.
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and HPMS. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources. Our product lines have similar characteristics and customers and share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines.
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
While no single company competes with us across all our product lines, we face significant competition in all markets where our products are available. Cirrus Logic is a leading supplier of audio and high-performance mixed-signal processing solutions including boosted amplifiers, codecs, smart codecs, camera controllers, haptic and sensing solutions, and battery and power ICs. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers, as well as smaller, emerging companies. Our primary competitors include, but are not limited to, AKM Semiconductor Inc., Analog Devices Inc., Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Shenzhen Goodix Technology Co, Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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

In addition to environmental and worker health and safety laws, our business is subject to various rules and regulations and executive orders relating to export controls and trade sanctions. Certain of our products are subject to the Export Administration Regulations ("EAR"), which are administered by the United States Department of Commerce's Bureau of Industry and Security ("BIS"), and we may from time to time be required to obtain an export license before we can export certain products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS Entity List. If one of our customers is listed on the BIS Entity List or another U.S. government sanctioned persons' list, we may be precluded from doing business with that customer. For example, certain of our Chinese customers, or their affiliated entities, have been added to the BIS Entity List, which limits our ability to support these customers. We cannot guarantee that export control restrictions or sanctions imposed in the future will not prevent, or materially limit, our ability to conduct business with certain customers or in certain countries. Any failure to comply with these laws could result in governmental enforcement actions, including substantial monetary penalties and denial of export privileges.
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
We believe that we offer competitive compensation, learning and development programs, and health and wellness benefits, designed to improve the quality of our employees’ lives. Cirrus Logic prides itself on providing continuous learning and development opportunities, such as, technical training and professional development programs to support our employees’ growth. Our comprehensive benefits, such as health insurance coverage and emotional well-being support are tailored for each country. Our benefits focus on family care, including fertility coverage, paid parental leave, subsidized daycare and backup care for children and elders, benefits for surrogacy and adoption assistance programs, and programs for new parents. The Company also provides fitness facilities and classes at several locations, as well as other employee benefits including health screenings, COVID-19 testing and vaccinations, flu shots, free confidential virtual mental health support, and ergonomic assessments. Cirrus Logic provides retirement planning programs with matching contributions, such as a 401(k) plan in the United States and defined contribution pension plans for our employees in other countries.
We believe that these benefits, combined with our employee-centric culture, contribute to low voluntary employee turnover. In fiscal year 2024, our voluntary turnover rate was 6 percent, below the technology industry benchmarks (2023 Radford Salary Increase and Turnover Study).
As of March 30, 2024, we had 1,625 employees, 99 percent of whom were full-time, 72 percent were engaged in research and product development activities, 23 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. As of March 30, 2024, 14 percent of our employees worldwide were foreign nationals and 64 percent of our total workforce reside in the U.S., with 36 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage, and the majority of our employees are not represented by collective bargaining agreements.
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, veteran status, race, ethnicity, or ability. As of March 30, 2024, our global workforce was 81 percent male and 19 percent female, and based on self-reported identification, our workforce in the United States was composed of 53 percent White, 35 percent Asian, 8 percent Hispanic or Latino, 2 percent Black or African American, and 2 percent Other.
Cirrus Logic is committed to promoting a safe, secure, and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2024, the Company had no monetary losses as a result of legal proceedings associated with employee health and safety violations, and have not received any notices of violation related to health and safety at our facilities, nor have we ever had a work-related fatality. Additionally, in calendar year 2023, we reported zero recordable and lost-time incidents to the U.S. Occupational Safety and Health Administration.

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
ITEM 1A.  Risk Factors
Our business faces significant risks. The risk factors set forth below may not be the only risks that we face and there is a risk that we may have failed to identify all possible risk factors. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other Cirrus Logic filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of all of the risks that may be associated with an investment in our securities.
Summary of Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Item 1A. Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Business & Operational Risks
•Risks related to dependence on a limited number of customers and distributors and a lack of diversification in our revenue base, including risks related to the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor
•Risks related to third-party manufacturing and supply chain relationships
•Risks related to our long-term capacity reservation and wafer supply agreement with GlobalFoundries
•Risks related to fluctuation in sales in the consumer electronics and smartphone markets
•Risks related to global economic conditions, including economic downturns or recessions and the effects of inflationary pressures
•Risks related to our international operations, including government trade policies and delays or disruptions to our international subcontractors, which may be impacted by political/economic factors
•Risks related to system security, cyber-attacks, and data breaches
•Risks related to strong competition in the semiconductor market, including competition to attract, hire, and retain highly qualified personnel
•Risks related to our fabless business model
•Risks related to the use or application of emerging technologies, including artificial intelligence
•Risks related to acquiring other companies or technologies
•Risks related to product concentration, difficulty in forecasting sales due to customers' ability to cancel or reschedule orders, and declining average selling prices

Strategic & Industry Risks
•Risks related to joint development or other custom product collaborations, including the development of products for specific system architectures
•Risks related to the timely development, production, and acceptance of new and advanced technologies while complying with increasingly stringent environmental regulations
•Risks related to increasing complexity of our products and the potential for security vulnerabilities or other product defects and difficulties in transitioning to advanced manufacturing process technologies
•Risks related to changes in the system architecture of our customers' end products
•Risks related to our ability to protect our intellectual property rights

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins, and earnings and adversely affect our business. For the twelve-month periods ending March 30, 2024, March 25, 2023, and March 26, 2022, our ten largest end customers represented approximately 95 percent, 92 percent and 93 percent of our sales, respectively. For the twelve-month periods ending March 30, 2024, March 25, 2023, and March 26, 2022, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 87 percent, 83 percent and 79 percent of the Company’s total sales, respectively.
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

In addition, our dependence on a limited number of key customers may make it easier for them to demand favorable commercial terms or to pressure us on price reductions or to not accept price increases resulting from unexpected or additional cost increases or fees associated with our suppliers. We have experienced pricing pressure from certain key customers, and we expect that the average selling prices ("ASPs") for certain of our products will decline from time to time, potentially reducing our revenue, margins, and earnings.

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

- inability of our suppliers to obtain the equipment or replacement parts necessary to fully operate their facilities or expand available manufacturing capacity;

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

In 2021, in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021 to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through 2026.

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

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. However, inflation continues to be an issue in the U.S. and overseas, resulting in rising transportation, wages, and other costs. Inflation has and may continue to increase our cost of labor, manufacturing, and other costs. If our costs continue to be subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased prices or revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations. In addition, inflationary pressures could also result in a decline in consumer confidence and spending, potentially impacting demand for our customers' end products in the consumer electronics and smartphone markets. Any such decline would likely impact our business, operating results, and financial condition.

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

Although we continuously explore opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities. Many companies have the ability to manage their risk by product, market, and customer diversification. However, we lack diversification, in terms of both the nature and scope of our business, which increases the risk of an investment in our company. If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.

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

Despite implementing security measures, we are subject to risk, both at Cirrus Logic and through our supply chain, of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers and suppliers. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers' systems and misappropriate or compromise our, our customers' or our suppliers' proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased recently due to geopolitical tensions or incidents, such as the war in Ukraine or the Israel-Hamas war. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.

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

We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Shenzhen Goodix Technology Co, Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.

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

Competition for highly qualified personnel in our industry, particularly for employees with technical backgrounds, is intense. Some companies in our industry have adopted flexible remote work arrangements providing more flexibility than ours that further increase competition for talent. Accordingly, we expect competition for qualified personnel to intensify because there are only a limited number of individuals in the job market with the skills that we require.

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

The products we supply our customers are typically a portion of the many components provided from multiple suppliers to complete the final assembly of an end product. If other component suppliers are unable to deliver their required component(s) for the final end product to be assembled, our customers may delay, or ultimately cancel, their orders from us. For example, shipping routes in the Middle East have been and may in the future be disrupted, lengthening the time for shipments to reach their destinations.

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

Risks relating to the adoption, use or application of emerging technologies, including artificial intelligence may impact financial results and could result in reputational and financial harm and liability.

Artificial intelligence ("AI") is a rapidly developing field that presents both risks and opportunities. For example, our business operations and research and development tasks may benefit from the use of AI tools. It is possible that we may not leverage this technological change as effectively as our competitors. Additionally, while we have developed internal policies to govern the use of AI, risks exist relating to the protection of data (including the potential exposure of our or our customers’ proprietary and confidential information), the misuse of third-party intellectual property, or our failure to identify and correct deficiencies or inaccuracies generated by AI. Our failure to utilize AI responsibly may impact our reputation and could have a negative impact our business, operating results, and financial condition.

In general, our customers may cancel or reschedule orders on short notice without incurring significant penalties; therefore, our sales and operating results in any quarter are difficult to forecast.

In general, we rely on customers issuing purchase orders to buy our products rather than long-term supply contracts. Customers on occasion cancel, reschedule, or change future product plans on short notice without incurring significant penalties. Additionally, it is possible that some customers may place orders for our products that exceed their actual demand and may cancel all or portions of their order if circumstances change. Cancellations, reductions, or delays of orders from any significant customer could have an adverse effect on our business, financial condition, and results of operations and may require us to recognize excess inventory write-off charges.

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

Historically in the semiconductor industry, average selling prices of products have decreased over time. Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices. Further, we have made commitments not to exceed certain pricing with some key customers on some of our products, and as a result, we may not be able to pass on any unexpected or additional cost increases or fees associated with our suppliers.

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

International sales represented 99 percent, 97 percent, and 98 percent of our net sales in fiscal year 2024, 2023, and 2022, respectively.

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

- the burdens of complying with a variety of non-U.S. laws; and

- changes to economic, social, or political conditions in countries such as Taiwan and China, where we have significant operations.

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

Our future success depends in part on our ability to expand our manufacturing capacity and transition our current development and production efforts to advanced manufacturing process technologies. We continue to make a significant investment to transition our products and intellectual property to next-generation circuit geometries, for example 22 nanometers. If we are unable to reliably model behaviors required for circuit design and product requirements, then our product development may be adversely impacted. To the extent that we do not timely develop or transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues at these smaller geometries, our results could be materially adversely affected. Further, if there are delays from such development or transition, we may have insufficient capacity to meet customer demand, which may impact our future operating results.

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

Our customers, particularly in the portable market, could potentially transition to different audio and system architectures, develop their own competing technologies and ICs, integrate the functionality that our ICs and software have historically provided into other components in their systems, or eliminate certain functionality that our products provide in their future end products. Some of the audio and voice functionality and/or some of our high-performance mixed-signal functionality that we have historically provided could be performed outside of our components. If our customers were to transition to these different system architectures or to eliminate certain functionality in their future end products, our results of operations could be adversely affected, resulting in reduced average selling prices for our components and loss of revenue.

New and/or more stringent environmental laws, rules, regulations, and/or customer expectations may impact our product design and manufacturing processes, which could increase our costs and adversely impact our future operating results.

There has been an increase in the number of new and/or more stringent environmental laws, rules, and regulations introduced in various jurisdictions related to controlling the transportation, storage, use, and discharge of certain chemicals and materials used in the process of manufacturing semiconductors. Additionally, our customers have certain requirements and expectations related to the potential environmental impacts of their products and the processes used to manufacture them.

For example, a number of domestic and foreign jurisdictions regulate, or may seek to regulate, the use of a class of chemicals known as per- and poly-fluoroalkyl substances (“PFAS”), which are currently used in our products or the manufacture of some of our products. Additionally, the European Union Restriction of Hazardous Substances (“RoHS”) Directive restricts the use of certain hazardous substances in electrical and electronic equipment while the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”) regulation addresses the production and use of chemical substances.

To comply with these regulations, and to meet customer requirements, we have in the past worked, and may in the future, need to work, with our supply chain to eliminate certain substances from the manufacturing processes used to produce our products. There may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts – resulting in increased manufacturing costs. Additionally, if we are unable to comply with the regulations, we may be subject to fines, penalties, and/or restrictions imposed by government agencies.

We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs, which could have an adverse effect on our business, results of operations, and financial condition. Further, if our practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.

We may be unable to protect our intellectual property rights.

Our success depends in part on our ability to obtain patents and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely on trade secrets, proprietary technology, non-

disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We actively work to foster continuing technological innovation to maintain and protect our competitive position. We cannot provide assurances that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom, where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. For example, many countries have started to implement legislation and other guidance to align their international tax rules with the Organization of Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including implementation of a global minimum tax (“Pillar Two”). These and other changes in tax laws and regulations may impact both our international and domestic tax liabilities and result in increased complexity and uncertainty and may adversely affect our provision for income taxes. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If our effective tax rates were to increase, particularly in the U.S. or the United Kingdom, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

The Company’s fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the IRS. The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposing penalties of approximately $63.7 million. We do not agree with the IRS’s positions and we are vigorously defending against the proposed adjustments. We are pursuing resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax, interest, and penalties, if any, could have an adverse impact on our financial position, results of operations, and cash flows in future periods.

If certain tax credits or incentives we receive change or cease to be in effect or applicable for any reason, or if our assumptions and interpretations regarding tax laws and incentives prove to be incorrect, our financial results could be adversely impacted.

Our operations are currently structured to benefit from various incentives available to us in various jurisdictions to encourage research and development investment. For example, we receive a research and development expenditure credit in the United Kingdom ("RDEC"), which is recorded for accounting purposes as an offset to research and development expenses in the Company’s consolidated income statement and resulted in a benefit of $40.9 million in fiscal year 2024. The Company makes estimates of the RDEC receivable as of each balance sheet date, based upon facts known at the time. Although the

Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company's prior estimates of RDEC receivables. If such credit is modified or rescinded, or we are no longer eligible for such credit, our financial results could be adversely impacted, including increasing our R&D expenses, decreasing our profitability, and adversely affecting our cash flows. See further discussion of the research and development expenditure credit in the U.K. in Note 2, "Government Assistance."

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

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). As of March 30, 2024, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Second Amended Credit Agreement.

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

In addition, one or more of our customers has required, and other customers may in the future request, that we achieve certain carbon emission reductions and/or commit to the use of renewable energy in the manufacture of our goods. Such requests may require us to modify our supply chain practices, make capital investments to modify certain aspects of our operations, or increase our operating costs. There can be no assurance of the extent to which any of our climate goals or the goals of our customers will be achieved or that any future investments that we make in furtherance of achieving our climate goals or the goals of our customers will produce the expected results or meet increasing stakeholder environmental, social and governance expectations. If we do not meet these goals, we could incur adverse publicity and reaction or the loss of business from certain of our customers, which could adversely impact our reputation, and in turn adversely impact our results of operations.

Further, we are subject to increased government laws, regulations, and other standards that impose operational and reporting requirements related to ESG matters, and we will likely be subject to further evolving ESG reporting standards in the future. For example, the SEC has adopted final rules that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, although the SEC has issued an order to stay its rules pending the outcome of litigation challenging the rules. Collecting, measuring, and reporting ESG information and metrics in response to these increased requirements can be costly, difficult, and time consuming. With these additional regulations and disclosures, we may see our legal compliance, financial reporting, and auditing costs increase along with the emergence of risks associated with the collection, data assurance, and disclosure related to such ESG information.

As we carry only limited insurance coverage, uninsured or under-insured losses could adversely affect our financial condition and results of operations.

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. Although we believe that our existing insurance coverage is consistent with common practices of companies in our industry, our insurance coverage may be inadequate to protect us against product recalls, natural disasters (including those related to changes in climate), cybersecurity and/or information security breaches, and other unforeseen catastrophes that could adversely affect our financial condition and results of operations.

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

- the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters (including those related to changes in climate).
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 1C.  Cybersecurity
The Board of Directors’ overall risk oversight function includes receiving reports on the Company’s cybersecurity risks and our risk management processes, and assessing whether our risk management strategies are reasonably designed to address such risks. The Board has delegated this oversight responsibility to our Audit Committee, which reports periodically to the Board as appropriate.
Our Senior Vice President of Global Operations and our Director of Information Security are responsible for ongoing assessment and supervision of cybersecurity risks, supported by a dedicated Information Security team who reports up to those individuals. Our Director of Information Security has primary oversight of material risks from cybersecurity threats, has over 25 years of experience in cybersecurity-related roles and holds industry-recognized certifications. Our Senior Vice President of Global Operations and Director of Information Security review and evaluate our cybersecurity readiness through internal cybersecurity measures and metrics, as well as third-party penetration tests and control assessments against industry standards. We also employ various defensive and continuous monitoring techniques designed to escalate potential issues in a timely manner to our Director of Information Security.
Our Director of Information Security meets with the Audit Committee at least twice a year to discuss our cybersecurity risks, strategy, and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, we have governance and compliance structures that are designed to elevate issues relating to cybersecurity to executive oﬃcers, and, as appropriate, to the Audit Committee and Board.
ITEM 2.  Properties
As of March 30, 2024, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
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
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 30, 2024, with various contractual lease terms through calendar year 2034. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Beijing, China
Chandler, Arizona	Shanghai, China
Cupertino, California	Shenzhen, China
Greensboro, North Carolina	Tokyo, Japan
Edinburgh, Scotland, United Kingdom	Singapore
Newbury, England, United Kingdom	Seoul, South Korea
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
As of May 22, 2024, there were 324 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 30, 2024 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2023 - January 27, 2024	—	$—	—	$365,126
January 28, 2024 - February 24, 2024	451	90.96	451	324,130
February 25, 2024 - March 30, 2024	97	92.51	97	315,133
Total	548	$91.23	548	$315,133

(1) The Company currently has one active share repurchase authorization: $500 million in share repurchases authorized by the Board of Directors in July 2022. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The

Company repurchased 0.5 million shares of its common stock for $50.0 million during the fourth quarter of fiscal year 2024. All shares of our common stock that were repurchased were retired as of March 30, 2024.
In fiscal year 2024, the Company's net stock repurchases were subject to a 1 percent excise tax under the Inflation Reduction Act, which are a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average price paid per share in the table above excludes the impact of excise taxes.

Stock Price Performance Graph
The following graph and table show a comparison of the five-year cumulative total stockholder return ("TSR"), calculated on a dividend reinvestment basis, for Cirrus Logic, the Russell 3000 Index, the Philadelphia Semiconductor Index, and the NASDAQ Composite Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2024

400.00
300.00
200.00
100.00
0.00
3/30/2019
3/28/2020
3/27/2021
3/26/2022
3/25/2023
3/30/2024
Cirrus Logic, Inc.
Russell 3000 Index
Philadelphia Semiconductor Index
NASDAQ Composite

	3/30/2019	3/28/2020	3/27/2021	3/26/2022	3/25/2023	3/30/2024
Cirrus Logic, Inc.	100.00	147.18	197.31	208.43	250.95	219.95
Russell 3000 Index	100.00	89.43	147.70	165.63	145.75	195.39
Philadelphia Semiconductor Index	100.00	108.78	230.38	264.61	237.87	378.21
NASDAQ Composite Index	100.00	98.09	173.16	187.97	158.27	221.02

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 30, 2019, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
(3)For fiscal year 2024, the Company selected the Russell 3000 Index to include in its stock price performance graph. The Company is making the change away from using the NASDAQ Composite Index due to recent changes to the index used in the Company's performance-based equity grants to executives. This year's stock price performance graph includes both the newly selected index and the index used in the immediately preceding fiscal year.
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

Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line: audio and HPMS products. In fiscal year 2024, the Company made good progress executing on our strategic initiatives. In our flagship audio business we completed design work on, and sampled, two next-generation products: a boosted amplifier and a smart codec during the year. We also introduced our third-generation camera controller, and gained traction in the laptop market.
While we are proud of our achievements in fiscal year 2024, we also encountered and successfully navigated through short-term challenges that were associated with our new HPMS product not coming to market as planned in fall 2023. Throughout the year we remained committed to disciplined execution, seeking to increase both operational efficiency and the efficiency and competitiveness within our supply chain.

Fiscal Year 2024
Fiscal year 2024 net sales of $1.79 billion represented a decrease over fiscal year 2023 net sales of $1.90 billion. Audio product line sales of $1.08 billion in fiscal year 2024 decreased 7.5 percent from fiscal year 2023 sales of $1.17 billion. The most significant drivers of the decrease were continued weakness in general market sales, and to a lesser extent, a reduction in components shipping in tablets versus the prior fiscal year. HPMS product line sales of $705.0 million represented a 2.8 percent decrease from fiscal year 2023 sales of $725.6 million, largely attributable to a decline in general market sales, primarily in non-smartphone applications.
Overall, gross margin for fiscal year 2024 was 51.2 percent. The increase in gross margin for fiscal year 2024 was primarily attributable to a decline in supply chain costs, including the absence of wafer premiums and lower freight expense, in addition to a reduction in inventory reserves, partially offset by a less favorable product mix. The Company’s number of employees decreased to 1,625 as of March 30, 2024. The Company achieved net income of $274.6 million in fiscal year 2024, which included an income tax provision in the amount of $89.4 million.
Fiscal Year 2023
Fiscal year 2023 net sales of $1.90 billion represented an increase over fiscal year 2022 net sales of $1.78 billion. HPMS product line sales of $725.6 million represented a 22.1 percent increase from fiscal year 2022 sales of $594.3 million, primarily attributable to content gains in smartphones and higher ASPs. Audio product line sales of $1.17 billion in fiscal year 2023 decreased from fiscal year 2022 sales of $1.19 billion. The most significant driver of the decrease was the softening in general market and smartphone demand, partially offset by ASP increases during fiscal year 2023.
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

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Net sales	100%	100%	100%
Gross margin	51%	50%	52%
Research and development	24%	24%	23%
Selling, general and administrative	8%	8%	8%
Restructuring	—%	1%	—%
Intangibles impairment	—%	4%	—%
Income from operations	19%	13%	21%
Interest income	1%	—%	—%
Interest expense	—%	—%	—%
Other income (expense)	—%	—%	—%
Income before income taxes	20%	13%	21%
Provision for income taxes	5%	4%	3%
Net income	15%	9%	18%

Net Sales
We report sales in two product line categories: audio products and HPMS products. Our sales by product line are shown in the table below (in thousands).

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Audio Products	$1,083,939	$1,172,007	$1,187,126
HPMS Products	704,951	725,610	594,334
	$1,788,890	$1,897,617	$1,781,460
Net sales for fiscal year 2024 decreased by 5.7 percent, to $1.79 billion from $1.90 billion in fiscal year 2023. Audio product sales decreased $88.1 million, or 7.5 percent in fiscal year 2024. The most significant drivers of the decrease were continued weakness in general market sales, primarily in non-smartphone applications, and to a lesser extent, a reduction in components shipping in tablets versus the prior fiscal year. The decrease in net sales also reflects a $20.7 million decrease in HPMS product sales, or 2.8 percent, from fiscal year 2023 sales of $725.6 million, largely due to a decline in general market sales, primarily in non-smartphone applications.
Net sales for fiscal year 2023 increased by 6.5 percent, to $1.90 billion from $1.78 billion in fiscal year 2022. The increase in net sales reflects a $131.3 million increase in HPMS product sales, or 22.1 percent, from fiscal year 2022 sales of $594.3 million, which was primarily attributable to content gains in smartphones and higher ASPs. Additionally, audio product sales decreased $15.1 million in fiscal year 2023. The most significant driver of the decrease was the softening in general market and smartphone demand, partially offset by ASP increases versus fiscal year 2022.
International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.8 billion in each of fiscal years 2024, 2023, and 2022, representing 99 percent, 97 percent, and 98 percent of net sales in fiscal year 2024, 2023, and 2022, respectively. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 51.2 percent for fiscal year 2024 increased from fiscal year 2023 gross margin of 50.4 percent. The increase was primarily due to a decline in supply chain costs, including the absence of wafer premiums and lower freight expense, in addition to a reduction in inventory reserves compared to fiscal year 2023. The increase was partially offset by a less favorable product mix. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2024.
Overall gross margin of 50.4 percent for fiscal year 2023 decreased from fiscal year 2022 gross margin of 51.8 percent. The decrease reflects an increase in supply chain costs, partially offset by higher ASPs and the absence of the purchase price fair value adjustment to inventory, as a result of the Acquisition. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2023.
Research and Development Expenses
Fiscal year 2024 research and development expenses of $426.5 million reflect a decrease of $31.9 million, or 7.0 percent, from fiscal year 2023. The decrease was attributable to reduced amortization of acquisition intangibles expense, increased R&D incentives compared to the prior fiscal year, and a decrease in acquisition-related charges, variable compensation and product development costs, partially offset by an increase in employee-related expenses, stock-based compensation and facilities-related costs. See Note 2 - Summary of Significant Accounting Policies - Government Assistance for additional details relating to R&D incentives.
Fiscal year 2023 research and development expenses of $458.4 million reflect an increase of $52.1 million, or 12.8 percent, from fiscal year 2022. The increase was attributable to increased stock-based compensation, product development costs, employee-related expenses, primarily driven by a 7.0 percent increase in total R&D headcount, facilities-related costs, amortization of acquisition intangibles, and acquisition-related expenses, partially offset by reduced variable compensation and increased R&D incentives compared to fiscal year 2022.
Selling, General and Administrative Expenses
Fiscal year 2024 selling, general and administrative expenses of $144.2 million reflect a decrease of $9.0 million, or 5.9 percent, compared to fiscal year 2023. The decrease was primarily attributable to decreased employee-related and variable compensation costs, partially offset by increased stock-based compensation costs in fiscal year 2024.

Fiscal year 2023 selling, general and administrative expenses of $153.1 million reflect an increase of $2.1 million, or 1.4 percent, compared to fiscal year 2022. The increase was primarily attributable to increased employee-related and stock-based compensation costs, partially offset by reduced variable compensation costs in fiscal year 2023.
Restructuring
During the fourth quarter of fiscal year 2023, as part of our strategy to improve operational efficiency, the Company abandoned or subleased office space at various properties to align our real property lease arrangements with our anticipated operating needs. In fiscal year 2024, the Company recorded an additional $2.0 million in net costs related to a workforce reduction action taken in the second quarter of fiscal year 2024 and the described events above. The Company recorded restructuring costs of $10.6 million related to impairment of right-of-use lease assets and leasehold improvements of $6.9 million, as well as other related charges of $3.7 million in fiscal year 2023. See Note 12 - Restructuring for additional details.
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
Interest Income
Interest income in fiscal years 2024, 2023, and 2022, was $21.5 million, $10.0 million, and $1.6 million, respectively. The increases in interest income in fiscal year 2024 and 2023 versus prior years were a function of higher interest rates on average cash, cash equivalent, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $0.9 million, $0.9 million and $0.9 million for fiscal years 2024, 2023, and 2022, respectively, primarily as a result of commitment fees under the Revolving Credit Facility, described in Note 9.
Other Income (Expense)
In fiscal years 2024, 2023, and 2022 the Company reported $(0.1) million, $(3.4) million, and $1.7 million respectively, in other income (expense), related to remeasurement on foreign currency denominated monetary assets and liabilities and other non-operating income and expenses. Additionally, in fiscal year 2023, the Company recorded a $2.7 million write down related to a technology start-up equity investment.
Provision for Income Taxes
We recorded income tax expense of $89.4 million in fiscal year 2024 on pre-tax income of $363.9 million, yielding an effective tax rate of 24.6 percent. We recorded income tax expense of $78.0 million in fiscal year 2023 on pre-tax income of $254.7 million, yielding an effective tax rate of 30.6 percent. Our effective tax rates in both fiscal year 2024 and 2023 were higher than the U.S. statutory rate of 21.0 percent, primarily due to U.S. tax paid on our foreign earnings resulting from an increase in global intangible low-taxed income (GILTI), which is treated as a period cost, and a reduction in foreign tax credits. GILTI is unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development expenditures incurred starting in fiscal year 2023 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted. In addition, U.S. tax rules introduced in fiscal year 2023 related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, reduce the amount of foreign tax credits available to offset GILTI.
We recorded income tax expense of $42.3 million in fiscal year 2022 on pre-tax income of $368.7 million, yielding an effective tax provision rate of 11.5 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.
The Organization for Economic Cooperation and Development has announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules for a global minimum tax that call for the taxation of large multinational corporations at a minimum rate of 15%. Certain jurisdictions, including the United Kingdom, have enacted Pillar Two legislation that will start to become effective for our fiscal year 2025. Based on enacted laws, Pillar Two is not expected to have a material impact on our consolidated financial statements.
For additional discussion about our income taxes, see Note 19 - Income Taxes.

Liquidity and Capital Resources
Operating Activities
In fiscal year 2024, cash flow from operations was $421.7 million. Operating cash flow during fiscal year 2024 was related to the cash components of our net income and an $18.4 million favorable change in working capital. The favorable change in working capital was driven primarily by prepaid wafer usage (related to the Capacity Reservation Agreement), decreases in other assets and increased income taxes payable, partially offset by decreased accounts payable and acquisition-related liabilities, as well as increases in accounts receivable. In fiscal year 2023, cash flow from operations was $339.6 million. Operating cash flow during fiscal year 2023 was related to the cash components of our net income and a $55.6 million unfavorable change in working capital, primarily driven by an increase in inventory and decreases in accounts payable and other accrued liabilities, partially offset by a decrease in accounts receivable. In fiscal year 2022, cash flow from operations was $124.8 million. Operating cash flow during fiscal year 2022 was related to the cash components of our net income and a $316.1 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements), accounts receivables and other assets (a portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by increases in acquisition-related liabilities and decreases in inventory for the period.
Investing Activities
In fiscal year 2024, the Company used $163.0 million in cash for investing activities primarily related to $124.7 million in net purchases of marketable securities and capital expenditures and technology investments of $38.3 million. In fiscal year 2023, the Company used $33.3 million in cash for investing activities principally related to capital expenditures and technology investments of $36.7 million, offset by $3.4 million in net sales of marketable securities. In fiscal year 2022, the Company used approximately $18.4 million in cash for investing activities primarily related to $276.9 million associated with the acquisition of Lion and capital expenditures and technology investments of $30.0 million, partially offset by $288.5 million in net sales of marketable securities.
Financing Activities
In fiscal years 2024, 2023, and 2022, the Company used $201.7 million, $230.3 million, and $178.7 million, respectively, related to financing activities. In fiscal years 2024, 2023, and 2022, the Company utilized approximately $186.0 million, $191.4 million, and $167.5 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 17 - Stockholders' Equity for a description of our share repurchase authorization.
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
As of March 30, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
See Note 9 — Revolving Credit Facility for additional information including material terms and related covenants.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time. As of March 30, 2024, the Company did not have any off-balance-sheet arrangements, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  See Note 9 - Revolving Credit Facility, Note 11 - Leases and Note 15 - Commitments and Contingencies, of the notes to the Consolidated Financial Statements in Item 8, for additional information related to these contractual obligations.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 30, 2024. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 30, 2024 and March 25, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.5 million and $0.8 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2024, 2023, and 2022, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10 percent fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 30, 2024 and March 25, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and March 25, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation
Description of the Matter
At March 30, 2024, the Company’s inventory balance was $227.2 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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

Among other audit procedures performed, we evaluated the significant assumptions discussed above, including the forecasted customer unit demand utilized in the estimate, and tested the completeness and accuracy of the underlying data used in management’s calculation. We evaluated adjustments to forecasted demand for specific product considerations and assessed the historical accuracy of management’s estimates by performing a retrospective analysis comparing prior period forecasted demand to actual historical sales.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.
Austin, Texas
May 24, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and March 25, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 30, 2024, and the related notes and our report dated May 24, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 24, 2024

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30, 2024	March 25, 2023
Assets
Current assets:
Cash and cash equivalents	$502,764	$445,784
Marketable securities	23,778	34,978
Accounts receivable, net	162,478	150,473
Inventories	227,248	233,450
Prepaid assets	48,047	35,507
Prepaid wafers	86,679	60,638
Other current assets	55,198	57,026
Total current assets	1,106,192	1,017,856
Long-term marketable securities	173,374	36,509
Right-of-use lease assets	138,288	128,145
Property and equipment, net	170,175	162,972
Intangibles, net	29,578	38,876
Goodwill	435,936	435,936
Deferred tax assets	48,649	35,580
Long-term prepaid wafers	60,750	134,363
Other assets	68,634	73,729
Total assets	$2,231,576	$2,063,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,545	$81,462
Accrued salaries and benefits	47,612	50,606
Software license agreements	31,866	20,948
Current lease liabilities	20,640	18,442
Acquisition-related liabilities	—	21,361
Other accrued liabilities	30,730	23,521
Total current liabilities	186,393	216,340
Long-term liabilities:
Non-current lease liabilities	134,576	122,631
Non-current income taxes	52,013	59,013
Software license agreements	41,073	6,570
Other long-term liabilities	507	1,130
Total long-term liabilities	228,169	189,344
Stockholders’ equity:
Preferred stock, 5,000 shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 53,491 shares and 55,098 shares issued and outstanding at March 30, 2024 and March 25, 2023, respectively	53	55
Additional paid-in capital	1,760,648	1,670,086
Accumulated earnings (deficit)	58,916	(9,320)
Accumulated other comprehensive loss	(2,603)	(2,539)
Total stockholders’ equity	1,817,014	1,658,282
Total liabilities and stockholders’ equity	$2,231,576	$2,063,966
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Net sales	$1,788,890	$1,897,617	$1,781,460
Cost of sales	872,818	940,638	857,819
Gross profit	916,072	956,979	923,641
Operating expenses
Research and development	426,475	458,412	406,307
Selling, general and administrative	144,172	153,144	150,996
Restructuring	1,959	10,632	—
Intangibles impairment	—	85,760	—
Total operating expenses	572,606	707,948	557,303
Income from operations	343,466	249,031	366,338
Interest income	21,493	9,985	1,563
Interest expense	(915)	(898)	(948)
Other income (expense)	(108)	(3,379)	1,710
Income before income taxes	363,936	254,739	368,663
Provision for income taxes	89,364	78,036	42,308
Net income	274,572	176,703	326,355
Basic earnings per share	$5.06	$3.18	$5.70
Diluted earnings per share	$4.90	$3.09	$5.52
Basic weighted average common shares outstanding	54,290	55,614	57,278
Diluted weighted average common shares outstanding	56,021	57,226	59,143
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Net income	$274,572	$176,703	$326,355
Other comprehensive income (loss), before tax
Foreign currency translation loss	(850)	(834)	(507)
Unrealized gain (loss) on marketable securities	996	430	(5,587)
Benefit (provision) for income taxes	(210)	(90)	1,174
Comprehensive income	$274,508	$176,209	$321,435
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Cash flows from operating activities:
Net income	$274,572	$176,703	$326,355
Adjustments to net cash provided by operating activities:
Depreciation and amortization	48,292	71,202	62,061
Stock-based compensation expense	89,271	81,641	66,392
Deferred income taxes	(13,304)	(34,513)	(15,002)
Loss on retirement or write-off of long-lived assets	76	656	642
Other non-cash charges	2,362	3,102	370
Restructuring	1,959	10,632	—
Intangibles impairment	—	85,760	—
Net change in operating assets and liabilities:
Accounts receivable, net	(12,767)	89,791	(124,826)
Inventories	6,204	(95,014)	42,502
Prepaid wafers	47,571	—	(195,000)
Other assets	18,303	1,852	(92,584)
Accounts payable	(23,943)	(34,307)	10,529
Accrued salaries and benefits	(6,279)	(15,108)	10,049
Income taxes payable	15,108	(6,019)	(804)
Acquisition-related liabilities	(21,361)	12,654	39,656
Other accrued liabilities	(4,390)	(9,464)	(5,587)
Net cash provided by operating activities	421,674	339,568	124,753
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	37,032	18,683	371,545
Purchases of available-for-sale marketable securities	(161,699)	(15,299)	(83,023)
Purchases of property, equipment and software	(37,650)	(35,090)	(26,139)
Investments in technology	(695)	(1,624)	(3,871)
Acquisition of business, net of cash obtained	—	—	(276,884)
Net cash used in investing activities	(163,012)	(33,330)	(18,372)
Cash flows from financing activities:
Debt issuance costs	—	—	(1,718)
Payment of acquisition-related holdback	—	(30,949)	—
Issuance of common stock, net of shares withheld for taxes	3,329	10,145	13,220
Repurchase of stock to satisfy employee tax withholding obligations	(19,016)	(18,082)	(22,732)
Repurchase and retirement of common stock	(185,995)	(191,382)	(167,501)
Net cash used in financing activities	(201,682)	(230,268)	(178,731)
Net increase (decrease) in cash and cash equivalents	56,980	75,970	(72,350)
Cash and cash equivalents at beginning of period	445,784	369,814	442,164
Cash and cash equivalents at end of period	$502,764	$445,784	$369,814
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$43,377	$91,955	$35,693
Interest	658	537	572
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	326,355	—	326,355
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(4,413)	(4,413)
Change in foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,008	1	13,217	(22,732)	—	(9,514)
Repurchase and retirement of common stock	(2,064)	(2)	—	(167,499)	—	(167,501)
Amortization of deferred stock compensation	—	—	66,392	—	—	66,392
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	176,703	—	176,703
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	340	340
Change in foreign currency translation adjustments	—	—	—	—	(834)	(834)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	861	1	10,141	(18,078)	—	(7,936)
Repurchase and retirement of common stock	(2,359)	(3)	—	(191,380)	—	(191,383)
Amortization of deferred stock compensation	—	—	81,575	—	—	81,575
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	274,572	—	274,572
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	786	786
Change in foreign currency translation adjustments	—	—	—	—	(850)	(850)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	699	1	3,331	(19,012)	—	(15,680)
Repurchase and retirement of common stock	(2,306)	(3)	—	(187,324)	—	(187,327)
Amortization of deferred stock compensation	—	—	87,231	—	—	87,231
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
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
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal year 2024 was a 53-week year. Fiscal years 2023 and 2022 were 52-week years.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Net inventory reserve releases were $1.0 million in fiscal year 2024, primarily related to the sale of previously reserved inventory, offset by charges for excess and obsolete inventory. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $9.9 million in fiscal year 2023, related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 30, 2024	March 25, 2023
Work in process	$130,842	$116,088
Finished goods	96,406	117,362
	$227,248	$233,450
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value in relation to the calculated fair value of the associated asset. The Company recorded $1.3 million of property, plant and equipment charges during fiscal year 2023, related to restructuring. See Note 12 — Restructuring for further detail. There were no additional material disposal charges for property, plant and equipment in fiscal years 2024, 2023 or 2022.
Property, plant and equipment was comprised of the following (in thousands):

	March 30, 2024	March 25, 2023
Land	$23,853	$23,853
Buildings	64,056	64,056
Furniture and fixtures	30,462	23,909
Leasehold improvements	81,118	55,733
Machinery and equipment	200,999	188,403
Capitalized software	23,092	26,889
Construction in progress and other	9	14,350
Total property, plant and equipment	423,589	397,193
Less: Accumulated depreciation and amortization	(253,414)	(234,221)
Property, plant and equipment, net	$170,175	$162,972
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2024, 2023, and 2022 was $28.1 million, $27.1 million, and $24.8 million, respectively.

Goodwill
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. The Company has recorded no goodwill impairment in fiscal years 2024, 2023, and 2022.
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
We regularly review whether facts or circumstances exist that indicate the carrying values of property, plant and equipment or other long-lived assets, including intangible assets, are impaired. We assess the recoverability of assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. During the fourth quarter of fiscal year 2023, the Company recorded $85.8 million of acquired intangible asset impairment charges. See Note 7 — Intangibles, net and Goodwill for further detail. There were no other material intangible asset impairments recorded in fiscal years 2024, 2023, and 2022.
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
We had three contract manufacturers aggregated at their parent level, Foxconn, Luxshare Precision, and Pegatron, who represented 43 percent, 11 percent, and 10 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2024. We had three contract manufacturers aggregated at their parent level, Foxconn, Pegatron, and Luxshare Precision, who represented 35 percent, 16 percent, and 11 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2023. No other distributor or contract manufacturer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2024 or 2023.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2024, 2023 and 2022, our ten largest end customers represented approximately 95 percent, 92 percent and 93 percent of our sales, respectively. For fiscal years 2024, 2023, and 2022, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 87 percent, 83 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2024, 2023, or 2022.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.3 million, $0.5 million, and $0.9 million, in fiscal years 2024, 2023, and 2022, respectively.
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
Government Assistance
The Company benefits from the Research and Development Expenditure Credit (“RDEC”) program in the United Kingdom. The RDEC is recorded as an offset to research and development expenses in the consolidated statements of income, $40.9 million, $26.2 million, and $23.2 million in fiscal years 2024, 2023, and 2022, respectively. RDEC receivables are first settled against the Company's United Kingdom income taxes with the remainder paid in cash on an annual basis. RDEC receivables as of March 30, 2024 and March 25, 2023 totaled $27.9 million and $47.0 million, respectively, presented within "Other current Assets" and the combination of "Other current Assets" and "Other Assets" respectively, on the consolidated balance sheets. While the duration of RDEC benefits is indefinite, the program is subject to future policy changes and RDEC claims are subject to regular audits by the United Kingdom government.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2024, 2023, and 2022, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Numerator:
Net income	$274,572	$176,703	$326,355
Denominator:
Weighted average shares outstanding	54,290	55,614	57,278
Effect of dilutive securities	1,731	1,612	1,865
Weighted average diluted shares	56,021	57,226	59,143
Basic earnings per share	$5.06	$3.18	$5.70
Diluted earnings per share	$4.90	$3.09	$5.52
The weighted outstanding shares excluded from our diluted calculation for the years ended March 30, 2024, March 25, 2023, and March 26, 2022 were 325 thousand, 268 thousand, and 113 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.

Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. See Note 18 — Accumulated Other Comprehensive Income (Loss) for additional discussion.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually and requires disclosure of the position and title of the CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. In the event the CODM uses more than one measure of a segment's profit or loss in assessing performance and allocation of resources, clarification of disclosure requirements is provided. Additionally, a company with a single reportable segment is required to provide all the disclosures prescribed under this ASU. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on the financial statements and related disclosures.
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
In March 2024, the SEC adopted final climate-related disclosure rules. The rules require disclosure of climate-related risks that have had or are reasonably likely to have a material impact on the business strategy, results of operations, or financial condition of the Company. Disclosure of climate-related risk management, governance, greenhouse gas emissions, climate-related targets, and severe weather events, if material, is also required. Subsequently, the SEC issued an order to stay the rules pending judicial review of challenges to the rule. If the rules are ultimately implemented, they will be phased in and the Company may be required to begin making certain disclosures beginning in fiscal year 2026. The Company is currently evaluating the impact of the final rules on our disclosures.

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated balance sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.
The following table is a summary of available-for-sale securities (in thousands):

As of March 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$186,194	$115	$(916)	$185,393
U.S. Treasury securities	9,850	—	(81)	9,769
Agency discount notes	1,135	—	(11)	1,124
Commercial paper	866	—	—	866
Total securities	$198,045	$115	$(1,008)	$197,152

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $1.0 million related to securities with total amortized costs of approximately $172.1 million at March 30, 2024. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2024 had an aggregate amortized cost of $25.0 million and an aggregate unrealized loss of $0.3 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 30, 2024, the Company does not consider any of its investments to be impaired.

As of March 25, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$66,753	$91	$(1,825)	$65,019
Non-U.S. government securities	510	—	(3)	507
U.S. Treasury securities	5,728	17	(151)	5,594
Agency discount notes	385	—	(18)	367
Total securities	$73,376	$108	$(1,997)	$71,487
The Company’s specifically identified gross unrealized losses of $2.0 million related to securities with total amortized costs of approximately $64.0 million at March 25, 2023. Securities in a continuous unrealized loss position for more than 12 months as of March 25, 2023 had an aggregate amortized cost of $56.3 million and an aggregate unrealized loss of $1.9 million as of March 25, 2023. As of March 25, 2023, the Company did not consider any of its investments to be impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 30, 2024		March 25, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$24,071	$23,778	$35,824	$34,978
After 1 year	173,974	173,374	37,552	36,509
Total	$198,045	$197,152	$73,376	$71,487

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
The Company’s cash equivalents and marketable securities portfolio consist of money market funds, certificates of deposit, commercial paper, debt securities, non-U.S government securities, U.S Treasury securities, and securities of U.S. government-sponsored enterprises, and are reflected on our consolidated balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.
The Company’s long-term revolving facility, described in Note 9 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin.  As of March 30, 2024, there are no amounts drawn under the facility and the fair value is zero.
As of March 30, 2024 and March 25, 2023, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 30, 2024 and March 25, 2023.

The following summarizes the fair value of our financial instruments at March 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$439,065	$—	$—	$439,065
Certificates of deposit	—	400	—	400
	$439,065	$400	$—	$439,465

Available-for-sale securities
Corporate debt securities	$—	$185,393	$—	$185,393
U.S. Treasury securities	9,769	—	—	9,769
Agency discount notes	—	1,124	—	1,124
Commercial paper	—	866	—	866
	$9,769	$187,383	$—	$197,152

The following summarizes the fair value of our financial instruments at March 25, 2023 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$406,265	$—	$—	$406,265

Available-for-sale securities
Corporate debt securities	$—	$65,019	$—	$65,019
Non-U.S. government securities	—	507	—	507
U.S. Treasury securities	5,594	—	—	5,594
Agency discount notes	—	367	—	367
	$5,594	$65,893	$—	$71,487

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
As of March 30, 2024, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $4.3 million. The fair value of this contract was not material as of March 30, 2024.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022	Location
Loss recognized in income
Foreign currency forward contracts	$(431)	$(564)	$(283)	Other income (expense)

6.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 30, 2024	March 25, 2023
Gross accounts receivable	$162,478	$150,473
Allowance for doubtful accounts	—	—
Accounts receivable, net	$162,478	$150,473
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The allowance for doubtful accounts and recoveries on bad debt were immaterial for fiscal years 2024, 2023, and 2022.

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
The following information details the gross carrying amount, accumulated amortization, and net carrying value of our intangible assets subject to amortization (in thousands):

	March 30, 2024			March 25, 2023
Intangible Category / Weighted-Average Remaining Amortization Period (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Existing technology (4.4)	146,146	(117,595)	28,551	146,146	(110,792)	35,354
Trademarks and tradename (a)	3,037	(3,037)	—	3,037	(2,973)	64
Customer relationships (0.4)	15,381	(14,840)	541	15,381	(13,422)	1,959
Technology licenses (2.9)	10,692	(10,206)	486	15,841	(14,342)	1,499
Total	$175,256	$(145,678)	$29,578	$180,405	$(141,529)	$38,876

(a)Intangible assets are fully amortized as of March 30, 2024.

Amortization expense for intangibles in fiscal years 2024, 2023, and 2022 was $9.0 million, $33.7 million, and $29.0 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 30, 2024, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

Fiscal Year
2025	$7,478
2026	$6,725
2027	$6,590
2028	$6,589
2029	$2,196
Thereafter	$—
The goodwill balance included on the consolidated balance sheet was $435.9 million and $435.9 million at March 30, 2024 and March 25, 2023, respectively.

8.    Acquisition

There were no acquisitions completed during fiscal year 2024. During fiscal year 2022, the Company completed the acquisition of Lion. As a result of acquiring 100 percent of the outstanding share capital of Lion, Lion became a wholly-owned subsidiary of the Company. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Lion have been recorded at their respective fair values as of the acquisition date.
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
In addition, $25.4 million of the merger consideration related to retention agreements with certain key employees subject to continued employment with the Company. The merger consideration subject to retention agreements was treated as compensation expense and recognized over the retention period in "Research and development" expense in the consolidated statements of income. The merger consideration was paid in fiscal year 2024.
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
As of March 30, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
As of March 30, 2024, future interest payment obligations based on forecasted commitment fees under the Revolving Credit Facility were as follows (in thousands):

Fiscal Year
2025	$404
2026	532
2027	277
2028	—
2029	—
Thereafter	—
Total	$1,213

10.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal ("HPMS").
Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Audio Products	$1,083,939	$1,172,007	$1,187,126
HPMS Products	704,951	725,610	594,334
Total	$1,788,890	$1,897,617	$1,781,460

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 30,	March 25,	March 26,
	2024	2023	2022
China	$1,114,310	$1,230,602	$1,197,812
United States	17,971	52,688	29,513
Rest of World	656,609	614,327	554,135
Total	$1,788,890	$1,897,617	$1,781,460

See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

11.    Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place. All of the Company’s leases have been classified as operating leases.

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023
Operating lease - in excess of 12 months	$17,498	$18,071
Variable lease	5,259	6,226
Short-term lease	853	86
Operating lease income	(164)	(464)
Total net operating lease expense	$23,446	$23,919

Supplemental operating lease information:

	Fiscal Years Ended
	March 30, 2024	March 25, 2023
Balance Sheet Information (in thousands)
Operating lease right-of-use assets	$138,288	$128,145
Operating lease liabilities	$155,216	$141,073

Cash Flow Information (in thousands)
Operating cash flows from operating leases	$19,189	$14,531
Non-Cash Information
Right-of-use assets obtained in exchange for new operating lease liabilities	24,784	4,381
Lease remeasurements	(1,606)	(28,965)
Lease impairments and other related charges	(563)	(5,579)

Operating Lease Information
Weighted-average remaining lease term - operating leases (in years)	12	13
Weighted-average discount rate - operating leases	4%	4%
Subsequent to March 30, 2024, the Company entered into additional operating leases, with a total estimated lease liability of approximately $5 million, with lease terms ranging from 1 to 10 years.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 30, 2024, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments
2025	$21,006
2026	20,823
2027	18,705
2028	19,121
2029	17,922
Thereafter	102,968
Total	$200,545
Less imputed interest and other	(45,329)
Total	$155,216

Operating lease liabilities consisted of the following (in thousands):

	March 30, 2024	March 25, 2023
Current lease liabilities	$20,640	$18,442
Non-current lease liabilities	134,576	122,631
Total operating lease liabilities	$155,216	$141,073

12.    Restructuring

On July 12, 2023, during the second quarter of fiscal year 2024, the Company announced a workforce reduction of approximately 5% of its global employees. This action was taken in response to overall market conditions and the impact of a new product previously scheduled for introduction in fall 2023 that did not come to market as anticipated. The Company incurred severance and other related charges of $2.3 million related to this restructuring event. In the third quarter of fiscal year 2024, a recovery of restructuring costs of $0.4 million was recorded for the settlement of certain lease obligations related to abandoned office space associated with the fiscal year 2023 restructuring event discussed below. The net costs are presented within "Restructuring" on the consolidated statements of income. As of March 30, 2024, there were no remaining liabilities related to this restructuring event.
In fiscal year 2023, the Company was focused on improving operational efficiency and accordingly took a number of steps, including reducing our global real estate footprint, product prioritization, and some restructuring actions. As part of this strategy, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. As a result, the Company recorded $10.6 million of restructuring charges, which consisted of $6.9 million of impairment of right-of-use lease assets and leasehold improvements, and $3.7 million of other related charges in fiscal year 2023. These costs are presented within "Restructuring" on the consolidated statements of income. As of March 30, 2024, restructuring-related liabilities of $1.6 million are primarily presented within the "Other accrued liabilities" on the consolidated balance sheet. We expect the restructuring-related liabilities to be substantially paid out in cash during fiscal year 2025.

13.    Postretirement Benefit Plans

We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $11.0 million, $10.2 million, and $9.6 million during fiscal years 2024, 2023, and 2022, respectively.

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
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 27, 2021	4,025
Shares added	—
Granted	(1,679)
Forfeited	271
Balance, March 26, 2022	2,617
Shares added	2,090
Granted	(2,536)
Forfeited	303
Balance, March 25, 2023	2,474
Shares added	—
Granted	(1,813)
Forfeited	317
Balance, March 30, 2024	978

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2024	2023	2022
Cost of sales	$1,403	$1,270	$1,024
Research and development	63,678	57,312	44,154
Sales, general and administrative	24,190	23,059	21,214
Effect on pre-tax income	89,271	81,641	66,392
Income Tax Benefit	(20,646)	(15,184)	(11,521)
Total stock-based compensation expense (net of taxes)	68,625	66,457	54,871
Stock-based compensation effects on basic earnings per share	$1.26	$1.19	$0.96
Stock-based compensation effects on diluted earnings per share	1.22	1.16	0.93

The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $85.1 million, $78.0 million, $63.2 million, for fiscal years 2024, 2023, and 2022, respectively. Stock-based compensation expense is presented within operating activities in the consolidated statement of cash flows.
As of March 30, 2024, there was $140.6 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.78 years for stock options, 1.53 years for restricted stock units, and 1.91 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $0.2 million, $1.4 million and $3.9 million in fiscal years 2024, 2023, and 2022 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 30, 2024	March 25, 2023	March 26, 2022
Expected stock price volatility	34.53% - 39.92%	35.18% - 46.50%	36.85% - 41.66%
Risk-free interest rate	3.99% - 4.11%	2.47% - 3.96%	0.82% - 1.62%
Expected term (in years)	3.85 - 4.07	4.04 - 4.33	4.22 - 4.39
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of stock options granted in fiscal years 2024, 2023, and 2022, were $39.61, $42.37, and $37.31, respectively.
During fiscal years 2024, 2023, and 2022, we received a net $3.3 million, $10.1 million, and $13.2 million, respectively, from the exercise of 0.1 million, 0.2 million, and 0.3 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2024, 2023, and 2022, was $2.8 million, $11.4 million, and $15.8 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 27, 2021	1,059	$49.87
Options granted	88	87.52
Options exercised	(327)	40.31
Options forfeited	—	—
Options expired	—	—
Balance, March 26, 2022	820	$57.75
Options granted	143	96.33
Options exercised	(225)	45.10
Options forfeited	(18)	71.14
Options expired	—	—
Balance, March 25, 2023	720	$69.03
Options granted	132	92.69
Options exercised	(66)	50.39
Options forfeited	—	—
Options expired	—	—
Balance, March 30, 2024	786	$74.56

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 30, 2024 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	774	$74.26	6.60	$15,226
Exercisable	494	$63.84	5.25	$14,443
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.2 million, $3.0 million, and $4.6 million, became vested during fiscal years 2024, 2023, and 2022, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 30, 2024 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$31.25 - $54.65	135	3.55	$42.67	135	$42.67
$55.72 - $68.56	215	4.68	62.54	215	62.54
$78.00 - $82.81	127	7.44	79.36	78	78.94
$88.00 - $88.00	81	7.92	88.00	40	88.00
$93.24 - $93.24	125	9.86	93.24	—	—
$102.37 - $102.37	103	8.86	102.37	26	102.37
	786	6.64	$74.56	494	$63.84
As of March 30, 2024, March 25, 2023, and March 26, 2022, the number of options exercisable was 0.5 million, 0.5 million, and 0.6 million respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2024, 2023, and 2022 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 27, 2021	2,613	$60.31
Granted	1,079	81.61
Vested	(935)	43.96
Forfeited	(181)	70.60
March 26, 2022	2,576	$74.45
Granted	1,574	75.97
Vested	(877)	70.02
Forfeited	(183)	75.58
March 25, 2023	3,090	$76.42
Granted	1,099	71.12
Vested	(879)	73.54
Forfeited	(211)	75.70
March 30, 2024	3,099	$75.41

The aggregate intrinsic value of RSUs outstanding as of March 30, 2024, March 25, 2023, and March 26, 2022 was $286.9 million, $326.3 million, and $225.9 million, respectively. Additional information with regards to outstanding RSUs that are expected to vest as of March 30, 2024, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,923	$75.55	1.50
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $64.6 million, $61.4 million, and $41.1 million became vested during fiscal years 2024, 2023, and 2022, respectively. The majority of RSUs that vested in 2024, 2023 and 2022 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2024, 2023, and 2022 the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million, 0.9 million, and 0.9 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million, 0.2 million, and 0.3 million and total payments for the employees’ tax obligations to taxing authorities were $18.9 million, $18.0 million, and $22.0 million for fiscal years 2024, 2023, and 2022, respectively.
Market Stock Units
Market stock units (“MSUs”) granted prior to February 2024 vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Philadelphia Semiconductor Index, while MSUs granted after February 2024 vest based on the TSR of the Company as compared to that of the Russell 3000 Index (collectively referred to as the "Indexes". The requisite service period for these MSUs is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Indexes over the requisite service period. The fair value is based on the risk-free rate of return, the volatility of the stock price of the Company and the Indexes, the correlation of the stock price of the Company with the Indexes, and the dividend yield.
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Expected stock price volatility	34.53%	35.18% - 46.50%	41.66%
Risk-free interest rate	4.12%	2.67% - 3.92%	1.46%
Expected term (in years)	3.00	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2024 was $141.48. A summary of the activity for MSUs in fiscal year 2024, 2023, and 2022 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 27, 2021	133	$73.29
Granted	28	109.18
Vested	(30)	50.11
Forfeited	(46)	38.70
March 26, 2022	85	$95.75
Granted	38	135.87
Vested	(10)	87.43
Forfeited	(24)	94.80
March 25, 2023	89	$113.83
Granted	35	141.48
Vested	(9)	83.96
Forfeited	(14)	83.96
March 30, 2024	101	$130.46
The aggregate intrinsic value of MSUs outstanding as of March 30, 2024, March 25, 2023, and March 26, 2022 was $9.4 million, $9.3 million, and $7.5 million, respectively. Additional information with regard to outstanding MSUs that are expected to vest as of March 30, 2024 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	94	$130.04	1.89
MSUs with a fair value of $0.8 million, $0.8 million, and $1.5 million became vested during fiscal year 2024, 2023, and 2022 respectively.

15.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 30, 2024, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $23.6 million, $24.4 million, and $19.9 million, for fiscal years 2024, 2023, and 2022, respectively. Rental income was $0.2 million, $0.5 million, and $1.5 million, for fiscal years 2024, 2023, and 2022, respectively.
See Note 11 - Leases for minimum future rental commitments and income under all operating leases as of March 30, 2024.
Capacity Reservation Agreement
On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).
The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $31 million as of March 30, 2024, and is recorded in "Other current assets" and "Other assets" on the consolidated balance sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $147 million at March 30, 2024, and is currently recorded in "Prepaid wafers" and "Long-term prepaid wafers" on the consolidated balance sheets. As of March 30, 2024, the Company estimates its remaining purchase obligation to be approximately $840 million of wafers from GlobalFoundries under the Capacity Reservation Agreement.
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
Total future unconditional purchase commitments as of March 30, 2024 were as follows (in thousands):

Fiscal Year
2025	$599,529
2026	279,441
2027	173,071
2028	1,993
2029	—
Thereafter	—
Total	$1,054,034

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

17.    Stockholders' Equity

Share Repurchase Program
In fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings (deficit) in the Consolidated Condensed Statements of Stockholders' Equity. As of March 30, 2024, the Company has accrued approximately $1.3 million related to this excise tax. Disclosure of repurchased amounts and related average costs below exclude the impact of excise taxes.
In January 2021, the Board of Directors authorized the repurchase of up to an additional $350 million of the Company’s common stock. The Company completed share repurchases under the 2021 authorization in the first quarter of fiscal year 2024. In July 2022, the Company announced that the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. During the fiscal year ended March 30, 2024, the Company repurchased 2.3 million shares of its common stock under the combined 2021 and 2022 authorizations for $186.0 million, at an average cost of $80.68 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 30, 2024. As of March 30, 2024, $315.1 million remains available for repurchase under the 2022 authorization.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 30, 2024, we have not issued any of the authorized shares.

18.    Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 26, 2022	$(213)	$(1,575)	$(257)	$(2,045)
Current period foreign exchange translation	(834)	—	—	(834)
Current period marketable securities activity	—	430	—	430
Tax effect	—	(90)	—	(90)
Balance, March 25, 2023	$(1,047)	$(1,235)	$(257)	$(2,539)
Current period foreign exchange translation	(850)	—	—	(850)
Current period marketable securities activity	—	996	—	996
Tax effect	—	(210)	—	(210)
Balance, March 30, 2024	$(1,897)	$(449)	$(257)	$(2,603)

19.    Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
U.S.	$(10,343)	$(141,670)	$(17,674)
Non-U.S.	374,279	396,409	386,337
	$363,936	$254,739	$368,663

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
Current:
U.S.	$42,184	$60,603	$4,483
Non-U.S.	60,615	52,023	52,920
Total current tax provision	$102,799	$112,626	$57,403
Deferred:
U.S.	(5,178)	(28,529)	(6,256)
Non-U.S.	(8,257)	(6,061)	(8,839)
Total deferred tax provision	(13,435)	(34,590)	(15,095)
Total tax provision	$89,364	$78,036	$42,308

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
U.S. federal statutory rate	21.0	21.0	21.0
Foreign income taxed at different rates	(7.1)	(14.4)	(9.6)
Stock-based compensation	(0.1)	(0.3)	(0.9)
Foreign-derived intangible income deduction	(0.2)	—	(0.1)
GILTI and Subpart F income	14.6	30.6	10.0
Foreign tax credits	(4.1)	(7.7)	(9.4)
Change in valuation allowance	—	0.2	(0.2)
Release of prior year unrecognized tax benefits	(0.2)	—	—
Interest related to unrecognized tax benefits	0.7	0.7	0.2
U.S. research and development credit	(0.7)	—	—
Other	0.7	0.5	0.5
Effective tax rate	24.6	30.6	11.5
Under the legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized over five or fifteen years for tax purposes, depending on where the research activities are conducted. Because the Company elected to treat global intangible low-taxed income ("GILTI") as a period cost, the capitalization of research and development costs in the computation of GILTI resulted in an increase in the Company's provision for income taxes in fiscal years 2023 and 2024.
The Tax Act also required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the Tax Act. As of March 30, 2024, the remaining balance of our transition tax obligation was $19.3 million, which will be paid over the next two years.
Significant components of our deferred tax assets and liabilities as of March 30, 2024 and March 25, 2023 are (in thousands):

	March 30, 2024	March 25, 2023
Deferred tax assets:
Accrued expenses and allowances	$3,559	$7,913
Net operating loss carryforwards	932	1,132
Research and development tax credit carryforwards	12,547	13,283
Stock-based compensation	28,437	24,842
Lease liabilities	25,564	21,602
Capitalized research and development	11,307	9,183
Depreciation and amortization	994	—
Other	938	1,119
Total deferred tax assets	$84,278	$79,074
Valuation allowance for deferred tax assets	(12,508)	(13,076)
Net deferred tax assets	$71,770	$65,998
Deferred tax liabilities:
Depreciation and amortization	$—	$3,395
Right of use asset	22,279	19,226
Acquisition intangibles	845	7,782
Other	—	37
Total deferred tax liabilities	$23,124	$30,440
Total net deferred tax assets	$48,646	$35,558

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Our valuation allowance decreased by $0.6 million in fiscal year 2024.  Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 30, 2024, the Company had gross federal net operating loss carryforwards of $2.2 million, all of which are subject to certain limitations under Section 382 of the Internal Revenue Code and expire in fiscal years 2025 through 2031. At March 30, 2024 the Company had gross foreign net operating loss carryforwards of $0.1 million that do not expire and gross state net operating loss carryforwards of $5.4 million that expire in fiscal years 2025 through 2030. In addition, the Company had $12.7 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2025 through 2034, and others do not expire.
At March 30, 2024, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
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
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 30, 2024	March 25, 2023
Beginning balance	$32,879	$32,879
Additions based on tax positions related to the current year	—	—
Reduction for the lapse of applicable statute of limitations	(802)	—
Ending balance	$32,077	$32,879
At March 30, 2024, the Company had gross unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized. During fiscal year 2024, the Company recorded a decrease of $0.8 million due to the expiration of the statute of limitations for a prior year unrecognized tax position. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the consolidated balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2024 and 2023 we recognized interest expense, net of tax, of approximately $2.4 million and $1.7 million, respectively. The total amount of interest accrued as of March 30, 2024 was $9.2 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions including the United Kingdom. Fiscal years 2017 through 2019 and 2021 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates.
The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposed penalties of approximately $63.7 million. We do not agree with the IRS's positions and have not accrued an additional liability. We intend to vigorously dispute the proposed adjustments. We are pursuing resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. We expect it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax, interest, and penalties, if any, could have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

20.    Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the CODM under these guidelines.
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and HPMS. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources. Our product lines have similar characteristics and customers and share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 10 - Revenues. Geographic details of revenue and property, plant and equipment are included below.

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023	March 26, 2022
China	$1,114,310	$1,230,602	$1,197,812
Hong Kong	219,053	223,405	325,433
India	125,138	69,343	18,257
South Korea	119,532	93,177	51,606
Vietnam	96,080	93,760	72,162
United States	17,971	52,688	29,513
Rest of World	96,806	134,642	86,677
Total consolidated sales	$1,788,890	$1,897,617	$1,781,460

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 30, 2024	March 25, 2023
United States	$140,300	$132,633
United Kingdom	16,822	20,675
Rest of World	13,053	9,664
Total consolidated property, plant and equipment, net	$170,175	$162,972

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and

CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 30, 2024.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 30, 2024, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 30, 2024, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the fourth quarter of fiscal year 2024. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the fourth quarter of fiscal year 2024.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
David Tupman - Director	Adoption	Rule 10b5-1(c)	February 12, 2024	July 30, 2025	up to 15,346 to be sold

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

ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 26, 2024 (the “Proxy Statement”) under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference. The Company has adopted a Code of Conduct ("the Code") that applies to all of its directors, officers, and employees. A copy of the Code can be found within the Corporate Governance section of our “Investors” page on our website at investor.cirrus.com. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, Pay vs Performance Disclosure and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Named Executive Officer Compensation and Proposal No. 4 — Approval of the Third Amendment and Restatement of the Company's 2018 Long Term Incentive Plan is incorporated herein by reference.
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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 30, 2024 and March 25, 2023.
▪Consolidated Statements of Income for the fiscal years ended March 30, 2024, March 25, 2023, and March 26, 2022.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2024, March 25, 2023, and March 26, 2022.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2024, March 25, 2023, and March 26, 2022.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 30, 2024, March 25, 2023, and March 26, 2022.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	Description of Securities (8)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015 (5)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (6)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (4)
10.6+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan (7)
10.7+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (10)
10.8+	Second Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (14)
10.9+	Form of Restricted Stock Unit Agreement
10.10+	Form of Notice of Grant of Restricted Stock Units (7)
10.11+	Form of Performance Award Agreement
10.12+	Form of Notice of Grant of Performance Award (7)
10.13+	Form of Stock Option Agreement
10.14+	Form of Notice of Grant of Stock Option (7)
10.15+	Form of Notice of Grant of Stock Award (7)
10.16+	Transition Agreement, dated October 30, 2020 (9)
10.17	Agreement and Plan of Merger, entered July 8, 2021, among Lion, Cirrus Logic, Merger Sub, and the Agent (11)
10.18
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (11)

10.19	First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 8, 2021 with the Lending party thereto and Wells Fargo Bank, National Association, as administrative agent (15)
10.20+	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.21+	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (12)
10.22*†	Capacity Reservation and Wafer Supply Commitment Agreement (12)
10.23+	Cirrus Logic, Inc. 2007 Management and Key Individual Contributor Incentive Plan, as amended and restated on March 22, 2022 (13)
10.24+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on August 24, 2023 (16)
14.1	Corporate Code of Conduct as amended and restated on February 26, 2024
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cirrus Logic Inc. Recovery of Erroneously Awarded Incentive Compensation Policy, adopted August 24, 2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 8, 2023 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 333-136219).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007 (Registration No. 000-17795).
(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015 (Registration No. 000-17795).
(6)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(7)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(8)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 2, 2020 (Registration No. 000-17795).
(10)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 8, 2021 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 28, 2021 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 25, 2022 (Registration No. 000-17795).
(14)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 2, 2022 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 22, 2023 (Registration No. 000-17795).
(16)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 2, 2023 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ VENK NATHAMUNI
Venk Nathamuni
Chief Financial Officer
May 24, 2024

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 24, 2024
John M. Forsyth

/s/ VENK NATHAMUNI	Chief Financial Officer	May 24, 2024
Venk Nathamuni

/s/ ULF HABERMANN	Treasurer, VP Finance and Principal Accounting Officer	May 24, 2024
Ulf Habermann

/s/ ALEXANDER M. DAVERN	Director	May 24, 2024
Alexander M. Davern

/s/ TIMOTHY R. DEHNE	Director	May 24, 2024
Timothy R. Dehne

/s/ DEIRDRE R. HANFORD	Director	May 24, 2024
Deirdre R. Hanford

/s/ RAGHIB HUSSAIN	Director	May 24, 2024
Raghib Hussain

/s/ DUY-LOAN LE	Director	May 24, 2024
Duy-Loan Le

/s/ CATHERINE P. LEGO	Director	May 24, 2024
Catherine P. Lego

/s/ DAVID J. TUPMAN	Director	May 24, 2024
David J. Tupman