Form 10-Q
period 2024-06-29
CIRRUS LOGIC, INC.
filed 2024-08-06
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 2, 2024 was 53,411,205.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 29, 2024

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 29,	March 30,
	2024	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$491,351	$502,764
Marketable securities	25,680	23,778
Accounts receivable, net	190,079	162,478
Inventories	232,566	227,248
Prepaid assets	48,279	48,047
Prepaid wafers	84,700	86,679
Other current assets	29,086	55,198
Total current assets	1,101,741	1,106,192

Long-term marketable securities	227,527	173,374
Right-of-use lease assets	136,295	138,288
Property and equipment, net	170,953	170,175
Intangibles, net	27,624	29,578
Goodwill	435,936	435,936
Deferred tax assets	54,622	48,649
Long-term prepaid wafers	50,375	60,750
Other assets	60,552	68,634
Total assets	$2,265,625	$2,231,576

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77,562	$55,545
Accrued salaries and benefits	41,101	47,612
Software license agreements	27,551	31,866
Current lease liabilities	22,058	20,640
Other accrued liabilities	33,470	30,730
Total current liabilities	201,742	186,393

Long-term liabilities:
Non-current lease liabilities	132,016	134,576
Non-current income taxes	52,704	52,013
Software license agreements	31,340	41,073
Other long-term liabilities	193	507
Total long-term liabilities	216,253	228,169

Stockholders' equity:
Capital stock	1,792,283	1,760,701
Accumulated earnings	58,591	58,916
Accumulated other comprehensive loss	(3,244)	(2,603)
Total stockholders' equity	1,847,630	1,817,014
Total liabilities and stockholders' equity	$2,265,625	$2,231,576

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 29,	June 24,
	2024	2023
Net sales	$374,026	$317,016
Cost of sales	185,101	157,629
Gross profit	188,925	159,387
Operating expenses
Research and development	105,363	106,215
Selling, general and administrative	36,770	35,379
Total operating expenses	142,133	141,594
Income from operations	46,792	17,793
Interest income	8,420	4,818
Interest expense	(218)	(218)
Other income	1,609	377
Income before income taxes	56,603	22,770
Provision for income taxes	14,508	7,170
Net income	$42,095	$15,600

Basic earnings per share	$0.79	$0.28
Diluted earnings per share	$0.76	$0.28
Basic weighted average common shares outstanding	53,433	54,862
Diluted weighted average common shares outstanding	55,665	56,631

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 29,	June 24,
	2024	2023
Net income	$42,095	$15,600
Other comprehensive loss, before tax
Foreign currency translation loss	(358)	(450)
Unrealized loss on marketable securities	(358)	(20)
Benefit for income taxes	75	4
Comprehensive income	$41,454	$15,134

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 29,	June 24,
	2024	2023
Cash flows from operating activities:
Net income	$42,095	$15,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,359	11,941
Stock-based compensation expense	21,385	22,715
Deferred income taxes	(5,897)	(9,411)
Loss on retirement or write-off of long-lived assets	—	6
Other non-cash adjustments	1,104	1,334
Net change in operating assets and liabilities:
Accounts receivable	(27,601)	(35,560)
Inventories	(5,318)	(67,506)
Prepaid wafers	12,354	—
Other assets	(5,459)	8,101
Accounts payable and other accrued liabilities	12,037	(10,278)
Income taxes payable	30,102	20,079
Acquisition-related liabilities	—	3,166
Net cash provided by (used in) operating activities	87,161	(39,813)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	12,646	11,048
Purchases of available-for-sale marketable securities	(69,060)	(13,372)
Purchases of property, equipment and software	(9,990)	(12,310)
Investments in technology	(155)	—
Net cash used in investing activities	(66,559)	(14,634)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	10,196	560
Repurchase of stock to satisfy employee tax withholding obligations	(1,219)	(1,047)
Repurchase and retirement of common stock	(40,992)	(38,504)
Net cash used in financing activities	(32,015)	(38,991)

Net decrease in cash and cash equivalents	(11,413)	(93,438)

Cash and cash equivalents at beginning of period	502,764	445,784
Cash and cash equivalents at end of period	$491,351	$352,346

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	15,600	—	15,600
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(16)	(16)
Change in foreign currency translation adjustments	—	—	—	—	(450)	(450)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	38	—	564	(1,046)	—	(482)
Repurchase and retirement of common stock	(466)	—	—	(38,855)	—	(38,855)
Stock-based compensation	—	—	22,715	—	—	22,715
Balance, June 24, 2023	54,670	$55	$1,693,365	$(33,621)	$(3,005)	$1,656,794

Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	42,095	—	42,095
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(283)	(283)
Change in foreign currency translation adjustments	—	—	—	—	(358)	(358)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	205	—	10,197	(1,219)	—	8,978
Repurchase and retirement of common stock	(361)	—	—	(41,201)	—	(41,201)
Stock-based compensation	—	—	21,385	—	—	21,385
Balance, June 29, 2024	53,335	$53	$1,792,230	$58,591	$(3,244)	$1,847,630

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2024, included in our Annual Report on Form 10-K filed with the Commission on May 24, 2024.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires (1) interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of a segment’s profit or loss, (2) interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and (3) disclosure of the position and title of the CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. In the event the CODM uses more than one measure of a segment's profit or loss in assessing performance and allocation of resources, clarification of disclosure requirements is provided. Additionally, a company with a single reportable segment is required to provide all the disclosures prescribed under this ASU. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on the financial statements and related disclosures.
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
In March 2024, the Securities and Exchange Commission ("the Commission") adopted final climate-related disclosure rules. The rules require disclosure of climate-related risks that have had or are reasonably likely to have a material impact on the business strategy, results of operations, or financial condition of the Company. The rules also require disclosure of climate-related risk management, governance, greenhouse gas emissions, climate-related targets, and severe weather events, if material. Subsequently, the Commission issued an order to stay the rules pending judicial review of challenges to the rule. The Commission has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. The Company is currently evaluating the impact of the final rules on our disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as "Marketable securities", within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at June 29, 2024 (in thousands):

As of June 29, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$240,818	$80	$(1,266)	$239,632
U.S. Treasury securities	12,379	11	(70)	12,320
Agency discount notes	385	—	(7)	378
Commercial paper	877	—	—	877
Total securities	$254,459	$91	$(1,343)	$253,207

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $1.3 million related to securities with total amortized costs of approximately $224.5 million at June 29, 2024. Securities in a continuous unrealized loss position for more than 12 months as of June 29, 2024 had an aggregate amortized cost of $21.8 million and an aggregate unrealized loss of $0.3 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 29, 2024, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 30, 2024 (in thousands):

As of March 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$186,194	$115	$(916)	$185,393
U.S. Treasury securities	9,850	—	(81)	9,769
Agency discount notes	1,135	—	(11)	1,124
Commercial paper	866	—	—	866
Total securities	$198,045	$115	$(1,008)	$197,152

The Company's specifically identified gross unrealized losses of $1.0 million related to securities with total amortized costs of approximately $172.1 million at March 30, 2024. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2024 had an aggregate amortized cost of $25.0 million and an aggregate unrealized loss of $0.3 million. As of March 30, 2024, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 29, 2024		March 30, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$25,881	$25,680	$24,071	$23,778
After 1 year	228,578	227,527	173,974	173,374
Total	$254,459	$253,207	$198,045	$197,152

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, U.S Treasury securities, securities of U.S. government-sponsored enterprises, and commercial paper and are reflected on our Consolidated Condensed Balance Sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of June 29, 2024, there are no amounts drawn under the facility and the fair value is zero.

As of June 29, 2024 and March 30, 2024, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 29, 2024.

The following summarizes the fair value of our financial instruments at June 29, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$429,663	$—	$—	$429,663

Available-for-sale securities
Corporate debt securities	$—	$239,632	$—	$239,632
U.S. Treasury securities	12,320	—	—	12,320
Agency discount notes	—	378	—	378
Commercial paper	—	877	—	877
	$12,320	$240,887	$—	$253,207

The following summarizes the fair value of our financial instruments at March 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$439,065	$—	$—	$439,065
Certificates of deposit	—	400	—	400
	$439,065	$400	$—	$439,465

Available-for-sale securities
Corporate debt securities	$—	$185,393	$—	$185,393
U.S. Treasury securities	9,769	—	—	9,769
Agency discount notes	—	1,124	—	1,124
Commercial paper	—	866	—	866
	$9,769	$187,383	$—	$197,152

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

As of June 29, 2024, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $11.3 million. The fair value of this contract was not material as of June 29, 2024.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 29,	June 24,
	2024	2023	Location
Loss recognized in income:
Foreign currency forward contracts	$(32)	$(278)	Other income

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 29,	March 30,
	2024	2024
Gross accounts receivable	$190,079	$162,478
Allowance for doubtful accounts	—	—
Accounts receivable, net	$190,079	$162,478

7. Inventories

Inventories are comprised of the following (in thousands):

	June 29,	March 30,
	2024	2024
Work in process	$130,464	$130,842
Finished goods	102,102	96,406
	$232,566	$227,248

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

On March 20, 2023, the Company, entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate ("LIBOR") with the forward-looking overnight financing rate ("Term SOFR"), for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.

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

As of June 29, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended
	June 29,	June 24,
	2024	2023
Audio Products	$218,970	$195,806
HPMS Products	155,056	121,210
	$374,026	$317,016

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended
	June 29,	June 24,
	2024	2023
China	$205,708	$190,862
United States	5,216	2,159
Rest of World	163,102	123,995
	$374,026	$317,016

10. Restructuring Costs

In fiscal year 2023, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. In addition, in fiscal year 2024, the Company announced a workforce reduction of approximately 5% of its global employees. During fiscal year 2024, the Company incurred severance and other related charges of $2.3 million related to the workforce reduction restructuring event, which was offset by a recovery of restructuring costs of $0.4 million for the settlement of certain lease obligations. As of June 29, 2024, restructuring liabilities totaled approximately $1.0 million. We expect the remaining restructuring-related liabilities to be substantially paid out in cash during fiscal year 2025. Restructuring liabilities are presented within "Other accrued liabilities" and "Other long-term liabilities" on the Consolidated Condensed Balance Sheet.

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 29,	June 24,
	2024	2023
Income before income taxes	$56,603	$22,770
Provision for income taxes	$14,508	$7,170
Effective tax rate	25.6%	31.5%

Our income tax expense was $14.5 million and $7.2 million for the first quarters of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 25.6 percent and 31.5 percent, respectively.

Effective tax rates for all periods shown were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the first quarter of fiscal year 2025 and 2024 were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 29, 2024, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 29, 2024, the balance of accrued interest and penalties, net of tax, was $9.9 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposes penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and has not accrued an additional liability. We intend to vigorously dispute the proposed adjustments. We are pursuing resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. The Company expects it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 29, 2024 and June 24, 2023 (in thousands, except per share amounts):

	Three Months Ended
	June 29,	June 24,
	2024	2023
Numerator:
Net income	$42,095	$15,600
Denominator:
Weighted average shares outstanding	53,433	54,862
Effect of dilutive securities	2,232	1,769
Weighted average diluted shares	55,665	56,631
Basic earnings per share	$0.79	$0.28
Diluted earnings per share	$0.76	$0.28

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 29, 2024 and June 24, 2023 were 259 thousand and 347 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $29 million as of June 29, 2024, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $135 million at June 29, 2024, and is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

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

15. Stockholders' Equity

Common Stock

For the three months ended June 29, 2024, and June 24, 2023, the Company issued a net 0.2 million and an immaterial number of shares of common stock, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of June 29, 2024, the Company has accrued approximately $1.5 million related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of June 29, 2024, approximately $225.9 million of the Company's common stock has been repurchased under the 2022 share repurchase authorization, leaving approximately $274.1 million available for repurchase. During the three months ended June 29, 2024, the Company repurchased 0.4 million shares of the Company's common stock under the 2022 authorization for $41.0 million, at an average cost of $113.48 per share.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2024, contained in our fiscal year 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2024.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2024 Annual Report on Form 10-K filed with the Commission on May 24, 2024, and in "Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the first quarter of fiscal year 2025, we continued to execute on these strategic initiatives, as we began ramping our next-generation custom audio components, saw positive design momentum in laptops, and introduced new general market products.

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts.  We evaluate the estimates on an ongoing basis.  We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

There have been no significant changes during the three months ended June 29, 2024, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2024 Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2025 is a 52-week fiscal year. Fiscal year 2024 was a 53-week fiscal year, including a 14-week fiscal third quarter.

The following table summarizes the results of our operations for the first quarter of fiscal years 2025 and 2024, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 29,	June 24,
	2024	2023
Net sales	100%	100%
Gross margin	51%	50%
Research and development	28%	33%
Selling, general and administrative	10%	11%
Income from operations	13%	6%
Interest income	2%	1%
Interest expense	—%	—%
Other income	—%	—%
Income before income taxes	15%	7%
Provision for income taxes	4%	2%
Net income	11%	5%

Net Sales

Net sales for the first quarter of fiscal year 2025 increased $57.0 million, or 18 percent, to $374.0 million from $317.0 million in the first quarter of fiscal year 2024.  Net sales from our audio products increased $23.2 million, primarily driven by higher smartphone unit volumes. Net sales from HPMS products increased $33.8 million for the quarter versus the first quarter of fiscal year 2024, primarily due to higher volumes and content gains in smartphones, partially offset by continued lower general market sales.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for the first quarters of fiscal years 2025 and 2024, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2025 and 2024, our ten largest end customers represented approximately 96 percent and 93 percent, respectively, of our net sales.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 83 percent of the Company’s total net sales for the first quarter of fiscal years 2025 and 2024, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 29, 2024 or June 24, 2023.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.5 percent in the first quarter of fiscal year 2025, up slightly from 50.3 percent in the first quarter of fiscal year 2024.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2025 was $105.4 million, a decrease of $0.9 million, from $106.2 million in the first quarter of fiscal year 2024. Significant drivers of the decrease included reduced acquisition-related costs and product development costs, offset by increased variable compensation and facilities-related expenses for the quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2025 was $36.8 million, an increase of $1.4 million, from $35.4 million in the first quarter of fiscal year 2024, due to increased variable compensation expense and lease impairment driven by refined sublease assumptions for previously vacated office space in Austin,Texas, partially offset by reduced stock-based compensation costs.

Interest Income

The Company reported interest income of $8.4 million and $4.8 million, for the three months ended June 29, 2024 and June 24, 2023, respectively. Interest income increased in the current period due to higher yields on higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million for each of the three months ended June 29, 2024 and June 24, 2023.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income

For the three months ended June 29, 2024 and June 24, 2023, the Company reported other income of $1.6 million and $0.4 million, respectively. This activity primarily related to non-investment related income and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 29,	June 24,
	2024	2023
Income before income taxes	$56,603	$22,770
Provision for income taxes	$14,508	$7,170
Effective tax rate	25.6%	31.5%

Our income tax expense for the first quarter of fiscal year 2025 was $14.5 million compared to $7.2 million for the first quarter of fiscal year 2024, resulting in effective tax rates of 25.6 percent and 31.5 percent, respectively. Effective tax rates for all periods shown were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires R&D expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher GILTI, which is treated as a period cost. In addition, our effective tax rates were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the first quarter of fiscal year 2025 and 2024 were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

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

Cash used in or generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $87.2 million for the first three months of fiscal year 2025 versus $39.8 million used during the corresponding period of fiscal year 2024.  The cash flow from operations during the first three months of fiscal year 2025 was related to the cash components of our net income and a $16.1 million favorable change in working capital, primarily as a result of increases in income taxes payable, accounts payable and other accrued liabilities and prepaid wafer usage (related to the Capacity Reservation Agreement), partially offset by increases in accounts receivables.  The cash flow used in operations during the corresponding period of fiscal year 2024 was related to the cash components of our net income and an $82.0 million unfavorable change in working capital, primarily as a result of an increase in inventory and accounts receivables, partially offset by an increase in income taxes payable.

Net cash used in investing activities was $66.6 million during the first three months of fiscal year 2025 versus $14.6 million during the first three months of fiscal year 2024.  The cash used in investing activities in the first three months of fiscal year 2025 was related to capital expenditures of $10.1 million and net purchases of marketable securities of $56.4 million.  The cash used in investing activities in the corresponding period in fiscal year 2024 was related to capital expenditures and technology investments of $12.3 million and net purchases of marketable securities of $2.3 million.

Net cash used in financing activities was $32.0 million during the first three months of fiscal year 2025 and was primarily associated with stock repurchases for the period of $41.0 million, partially offset by $9.0 million in net proceeds from the issuance of common stock, primarily related to stock option exercises. The cash used in financing activities during the first three months of fiscal year 2024 of $39.0 million was primarily associated with stock repurchases during the period of $38.5 million.

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

On March 20, 2023, the Company, entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace LIBOR with Term SOFR, for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.

As of June 29, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of June 29, 2024, does not materially differ from the description of our market risks included in "Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2024 Annual Report on Form 10-K filed with the Commission on May 24, 2024. For related financial statement impact see Note 5 - Derivative Financial Instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and interim chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 29, 2024.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 14 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 30, 2024, as filed with the Commission on May 24, 2024, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2025 and 2024, our ten largest end customers represented approximately 96 percent and 93 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 88 percent and 83 percent of the Company’s total net sales for the first quarter of fiscal years 2025 and 2024, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 29, 2024, or June 24, 2023.

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

Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet tight development schedules. In addition, we have entered, and may again enter in the future, into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Even without exclusivity periods, the products that we develop are often specific to our customer's system architecture and frequently cannot be sold to other customers. Accordingly, we have in the past and may in the future devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next-generation products and technologies. Notwithstanding our efforts, our customers are not always obligated to purchase new products that we develop for them, and their failure to do so could have a material effect on our operating results, financial condition, and cash flows. For example, in April 2023, we were informed that a new product that we had developed for a key customer for introduction in the fall of calendar 2023 was no longer expected to come to market as planned.

Our reliance on certain customers may continue to increase, which could heighten the risks associated with having key customers, including making us more vulnerable to significant reductions in revenue, margins, and earnings; pricing pressure; and other adverse effects on our business.

We depend on the use of information technology systems; disruptions to these systems could impact our ability to perform necessary business operations and have an adverse impact on our financial condition.

Our business relies on the security and availability of our information technology systems and solutions, such as hardware, software, cloud services, and networks. This includes, among other things, human capital solutions, financial solutions, customer relationship management solutions, design and software development solutions and tools, and data center processing. While we own and manage some of these information technology systems directly, we also rely on third-party information technology systems in the operation of our business. Our operations could be harmed and our costs could increase if any of these systems are disrupted for any reason, including information technology system failures or cyber-attacks; natural disasters; power or water shortages; political, social or economic instability including military, terrorist, or other catastrophic events; labor disruptions; insolvency of third-parties on which we rely; or other operational issues or system failures. We have experienced outages in the past and could be subjected to periods in which our systems and solutions or the third-party systems on which we rely are negatively impacted, degraded or unavailable, potentially for extended periods of time. If this were to occur, we could be subject to data loss or corruption, inability to accurately process or record transactions, reputational harm, litigation, indemnity obligations and other liabilities, and our business, revenues, profitability and financial condition could be negatively impacted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 29, 2024 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2024 - April 27, 2024	12	$81.74	12	$314,133
April 28, 2024 - May 25, 2024	229	$113.91	229	$288,099
May 26, 2024 - June 29, 2024	120	$115.90	120	$274,141
Total	361	$113.48	361	$274,141

(1) The Company currently has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.4 million shares of its common stock for an aggregate of $41.0 million during the first quarter of fiscal year 2025, under the 2022 share repurchase authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 29, 2024.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the first quarter of fiscal year 2025. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the first quarter of fiscal year 2025.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Andy Brannan - VP, Worldwide Sales	Adoption	Rule 10b5-1(c)	May 10, 2024	May 1, 2025	up to 4,474 to be sold
Carl Alberty - VP, MSP	Adoption	Rule 10b5-1(c)	May 20, 2024	June 2, 2025	up to 4,033 to be sold

(1) Except as indicated by footnote, each trading arrangement marked as "Rule 10b5-1(c)" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
(2) Includes shares to be acquired upon the exercise of employee stock options.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
1.Incorporated by reference to Exhibit 2 to the Registrant’s Definitive Proxy Statement filed with the Commission on June 3, 2024 (Registration No. 000-17795).
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

CIRRUS LOGIC, INC.

Date:	August 6, 2024	/s/ Ulf Habermann

Ulf Habermann

Interim Chief Financial Officer