Form 10-Q
period 2024-09-28
CIRRUS LOGIC, INC.
filed 2024-11-04
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 31, 2024 was 53,139,913.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 28,	March 30,
	2024	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$445,759	$502,764
Marketable securities	32,499	23,778
Accounts receivable, net	324,098	162,478
Inventories	271,765	227,248
Prepaid assets	49,594	48,047
Prepaid wafers	71,740	86,679
Other current assets	29,450	55,198
Total current assets	1,224,905	1,106,192

Long-term marketable securities	228,302	173,374
Right-of-use lease assets	133,316	138,288
Property and equipment, net	168,265	170,175
Intangibles, net	25,700	29,578
Goodwill	435,936	435,936
Deferred tax assets	48,619	48,649
Long-term prepaid wafers	37,804	60,750
Other assets	53,292	68,634
Total assets	$2,356,139	$2,231,576

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,899	$55,545
Accrued salaries and benefits	51,861	47,612
Software license agreements	26,643	31,866
Current lease liabilities	22,800	20,640
Other accrued liabilities	36,073	30,730
Total current liabilities	229,276	186,393

Long-term liabilities:
Non-current lease liabilities	129,806	134,576
Non-current income taxes	42,683	52,013
Software license agreements	26,223	41,073
Other long-term liabilities	24	507
Total long-term liabilities	198,736	228,169

Stockholders' equity:
Capital stock	1,819,589	1,760,701
Accumulated earnings	107,233	58,916
Accumulated other comprehensive income (loss)	1,305	(2,603)
Total stockholders' equity	1,928,127	1,817,014
Total liabilities and stockholders' equity	$2,356,139	$2,231,576

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net sales	$541,857	$481,063	$915,883	$798,079
Cost of sales	259,267	234,467	444,368	392,096
Gross profit	282,590	246,596	471,515	405,983
Operating expenses
Research and development	112,925	104,205	218,288	210,420
Selling, general and administrative	37,813	34,323	74,583	69,702
Restructuring costs	—	2,319	—	2,319
Total operating expenses	150,738	140,847	292,871	282,441
Income from operations	131,852	105,749	178,644	123,542
Interest income	8,378	3,972	16,798	8,791
Interest expense	(244)	(243)	(462)	(462)
Other income (expense)	19	(70)	1,628	307
Income before income taxes	140,005	109,408	196,608	132,178
Provision for income taxes	37,865	34,001	52,373	41,171
Net income	$102,140	$75,407	$144,235	$91,007

Basic earnings per share	$1.92	$1.38	$2.70	$1.66
Diluted earnings per share	$1.83	$1.34	$2.59	$1.61
Basic weighted average common shares outstanding	53,275	54,503	53,354	54,683
Diluted weighted average common shares outstanding	55,800	56,278	55,753	56,453

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net income	$102,140	$75,407	$144,235	$91,007
Other comprehensive loss, before tax
Foreign currency translation gain (loss)	717	(342)	359	(792)
Unrealized gain on marketable securities	4,851	259	4,493	239
Provision for income taxes	(1,019)	(54)	(944)	(50)
Comprehensive income	$106,689	$75,270	$148,143	$90,404

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 28,	September 23,
	2024	2023
Cash flows from operating activities:
Net income	$144,235	$91,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,977	23,551
Stock-based compensation expense	43,832	44,046
Deferred income taxes	(913)	(8,601)
Loss on retirement or write-off of long-lived assets	12	64
Other non-cash adjustments	1,191	1,608
Restructuring costs	—	2,319
Net change in operating assets and liabilities:
Accounts receivable	(161,620)	(121,606)
Inventories	(44,517)	(95,480)
Prepaid wafers	37,885	21,058
Other assets	(5,800)	(6,291)
Accounts payable and other accrued liabilities	39,305	(78)
Income taxes payable	16,805	7,220
Acquisition-related liabilities	—	(21,361)
Net cash provided by (used in) operating activities	95,392	(62,544)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	13,481	18,242
Purchases of available-for-sale marketable securities	(72,637)	(21,191)
Purchases of property, equipment and software	(12,660)	(20,780)
Investments in technology	(225)	(57)
Net cash used in investing activities	(72,041)	(23,786)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	15,055	560
Repurchase of stock to satisfy employee tax withholding obligations	(4,426)	(3,129)
Repurchase and retirement of common stock	(90,985)	(79,080)
Net cash used in financing activities	(80,356)	(81,649)

Net decrease in cash and cash equivalents	(57,005)	(167,979)

Cash and cash equivalents at beginning of period	502,764	445,784
Cash and cash equivalents at end of period	$445,759	$277,805

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, June 24, 2023	54,670	$55	$1,693,365	$(33,621)	$(3,005)	$1,656,794
Net income	—	—	—	75,407	—	75,407
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	205	205
Change in foreign currency translation adjustments	—	—	—	—	(342)	(342)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	78	—	—	(2,080)	—	(2,080)
Repurchase and retirement of common stock	(511)	(1)	—	(40,919)	—	(40,920)
Stock-based compensation	—	—	19,291	—	—	19,291
Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355

Balance, June 29, 2024	53,335	$53	$1,792,230	$58,591	$(3,244)	$1,847,630
Net income	—	—	—	102,140	—	102,140
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	3,832	3,832
Change in foreign currency translation adjustments	—	—	—	—	717	717
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	154	—	4,859	(3,207)	—	1,652
Repurchase and retirement of common stock	(357)	—	—	(50,291)	—	(50,291)
Stock-based compensation	—	—	22,447	—	—	22,447
Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127
Six Months Ended
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	91,007	—	91,007
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	189	189
Change in foreign currency translation adjustments	—	—	—	—	(792)	(792)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	116	—	564	(3,126)	—	(2,562)
Repurchase and retirement of common stock	(977)	(1)	—	(79,774)	—	(79,775)
Stock-based compensation	—	—	42,006	—	—	42,006
Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355

Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	144,235	—	144,235
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	3,549	3,549
Change in foreign currency translation adjustments	—	—	—	—	359	359
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	359	—	15,056	(4,426)	—	10,630
Repurchase and retirement of common stock	(718)	—	—	(91,492)	—	(91,492)
Stock-based compensation	—	—	43,832	—	—	43,832
Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127

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

The following table is a summary of available-for-sale securities at September 28, 2024 (in thousands):

As of September 28, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$245,715	$3,513	$(40)	$249,188
U.S. Treasury securities	10,212	135	(6)	10,341
Agency discount notes	385	—	(2)	383
Commercial paper	889	—	—	889
Total securities	$257,201	$3,648	$(48)	$260,801

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses, relating to securities with total amortized costs of approximately $10.8 million at September 28, 2024, were immaterial. Securities in a continuous unrealized loss position for more than 12 months as of September 28, 2024 had an aggregate amortized cost of $8.7 million and an immaterial amount of aggregate unrealized loss. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 28, 2024, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 28, 2024		March 30, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$32,450	$32,499	$24,071	$23,778
After 1 year	224,751	228,302	173,974	173,374
Total	$257,201	$260,801	$198,045	$197,152

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

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of September 28, 2024, there are no amounts drawn under the facility and the fair value is zero.

As of September 28, 2024 and March 30, 2024, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended September 28, 2024.

The following summarizes the fair value of our financial instruments at September 28, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$383,276	$—	$—	$383,276

Available-for-sale securities
Corporate debt securities	$—	$249,188	$—	$249,188
U.S. Treasury securities	10,341	—	—	10,341
Agency discount notes	—	383	—	383
Commercial paper	—	889	—	889
	$10,341	$250,460	$—	$260,801

The following summarizes the fair value of our financial instruments at March 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$439,065	$—	$—	$439,065
Certificates of deposit	—	400	—	400
	$439,065	$400	$—	$439,465

Available-for-sale securities
Corporate debt securities	$—	$185,393	$—	$185,393
U.S. Treasury securities	9,769	—	—	9,769
Agency discount notes	—	1,124	—	1,124
Commercial paper	—	866	—	866
	$9,769	$187,383	$—	$197,152

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

As of September 28, 2024, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $17.4 million. The fair value of this contract was not material as of September 28, 2024.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$684	$(195)	$652	$(473)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 28,	March 30,
	2024	2024
Gross accounts receivable	$324,098	$162,478
Allowance for doubtful accounts	—	—
Accounts receivable, net	$324,098	$162,478

7. Inventories

Inventories are comprised of the following (in thousands):

	September 28,	March 30,
	2024	2024
Work in process	$183,001	$130,842
Finished goods	88,764	96,406
	$271,765	$227,248

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

As of September 28, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Audio Products	$316,588	$282,855	$535,558	$478,661
HPMS Products	225,269	198,208	380,325	319,418
	$541,857	$481,063	$915,883	$798,079

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
China	$325,742	$279,066	$531,450	$469,928
United States	2,471	4,883	7,687	7,042
Rest of World	213,644	197,114	376,746	321,109
	$541,857	$481,063	$915,883	$798,079

10. Restructuring Costs

In fiscal year 2023, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. In addition, in fiscal year 2024, the Company announced a workforce reduction of approximately 5% of its global employees. The Company incurred associated severance and other related charges of $2.3 million in the second quarter of fiscal year 2024. As of September 28, 2024, remaining restructuring-related liabilities were immaterial and are expected to be substantially paid out in cash during fiscal year 2025.

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Income before income taxes	$140,005	$109,408	$196,608	$132,178
Provision for income taxes	$37,865	$34,001	$52,373	$41,171
Effective tax rate	27.0%	31.1%	26.6%	31.1%

Our income tax expense was $37.9 million and $34.0 million for the second quarters of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 27.0 percent and 31.1 percent, respectively. Our income tax expense was $52.4 million and $41.2 million for the first six months of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 26.6 percent and 31.1 percent, respectively.

Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the periods presented were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 28, 2024, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 28, 2024, the balance of accrued interest and penalties, net of tax, was $10.6 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service ("IRS").  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposed penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and has not accrued an additional liability. In July 2024, the Company entered the administrative dispute process with the IRS Independent Office of Appeals ("IRS Appeals"). We intend to vigorously dispute the proposed adjustments and pursue judicial remedies if an acceptable outcome cannot be reached with IRS Appeals. The Company expects it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the ultimate amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 28, 2024 and September 23, 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Numerator:
Net income	$102,140	$75,407	$144,235	$91,007
Denominator:
Weighted average shares outstanding	53,275	54,503	53,354	54,683
Effect of dilutive securities	2,525	1,775	2,399	1,770
Weighted average diluted shares	55,800	56,278	55,753	56,453
Basic earnings per share	$1.92	$1.38	$2.70	$1.66
Diluted earnings per share	$1.83	$1.34	$2.59	$1.61

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 28, 2024 were 8 thousand and 229 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 23, 2023 were 393 thousand and 364 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $24 million as of September 28, 2024, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $110 million at September 28, 2024, and is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

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

15. Stockholders' Equity

Common Stock

The Company issued a net 0.2 million and 0.4 million of shares of common stock during each of the three and six months ended September 28, 2024, and issued a net 0.1 million of shares of common stock for both the three and six months ended September 23, 2023 pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of September 28, 2024, the Company has accrued approximately $1.8 million related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of September 28, 2024, approximately $275.9 million of the Company's common stock has been repurchased under the share repurchase authorization, leaving approximately $224.1 million available for repurchase. During the three months ended September 28, 2024, the Company repurchased 0.4 million shares of the Company's common stock for $50.0 million, at an average cost of $140.26 per share. During the six months ended September 28, 2024, the Company repurchased 0.7 million shares of the Company's common stock for $91.0 million, at an average cost of $126.78 per share.

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

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the second quarter of fiscal year 2025, we continued to execute on these strategic initiatives. Our next-generation custom boosted amplifier and our first 22-nanometer smart codec started shipping in recently launched smartphones. We also passed key milestones related to our laptop business as we secured our first high-volume mainstream design win with our latest PC codec and began shipping our first power product specifically designed for laptops in multiple tier-one customers’ devices; one of these new devices includes eight Cirrus Logic components. While we are in the early stages of revenue contribution from our recently introduced laptop components, we are pleased with our progress to date.

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

There have been no significant changes during the three and six months ended September 28, 2024, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2024 Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

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

The following table summarizes the results of our operations for the three and six months of fiscal years 2025 and 2024, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Gross margin	52%	51%	52%	51%
Research and development	21%	22%	24%	26%
Selling, general and administrative	7%	7%	8%	9%
Restructuring costs	—%	—%	—%	—%
Income from operations	24%	22%	20%	15%
Interest income	2%	1%	2%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	26%	23%	22%	16%
Provision for income taxes	7%	7%	6%	5%
Net income	19%	16%	16%	11%

Net Sales

Net sales for the second quarter of fiscal year 2025 increased $60.8 million, or 13 percent, to $541.9 million from $481.1 million in the second quarter of fiscal year 2024.  Net sales from our audio products increased $33.7 million, primarily driven by higher smartphone unit volumes and increased revenue associated with next-generation products. Net sales from HPMS products increased $27.1 million for the quarter versus the second quarter of fiscal year 2024, primarily due to higher smartphone unit volumes and, to a lesser extent, revenue associated with next-generation products. Additionally, the second quarter of fiscal 2025 began and ended one week later than the comparable quarter in the prior year. Thus, it encompassed one week more of the higher-volume production associated with typical seasonal product ramps.

Net sales for the first six months of fiscal year 2025 increased $117.8 million, or 15 percent, to $915.9 million from $798.1 million for the first six months of fiscal year 2024. Net sales from our audio products increased $56.9 million, primarily driven by higher smartphone unit volumes and sales associated with next-generation products, partially offset by lower general market sales. Net sales from HPMS products increased $60.9 million for the year versus the first six months of fiscal year 2024, primarily due to higher smartphone unit volumes and sales associated with next-generation products, partially offset by lower general market sales.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 100 percent and 99 percent of net sales for the second quarters of fiscal years 2025 and 2024, respectively, and 99 percent for each of the first six month periods of fiscal years 2025 and 2024. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2025 and 2024, our ten largest end customers represented approximately 97 percent and 95 percent, respectively, of our net sales, and 96 percent and 94 percent of our net sales for the first six months of fiscal years 2025 and 2024, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent and 88 percent of the Company’s total net sales for the second quarter of fiscal years 2025 and 2024, respectively, and 89 percent and 86 percent for the first six months of fiscal years 2025 and 2024, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 28, 2024 or September 23, 2023.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.2 percent in the second quarter of fiscal year 2025, up from 51.3 percent in the second quarter of fiscal year 2024, largely due to a favorable product mix, offset in part by higher supply chain costs versus the prior period.

Gross margin was 51.5 percent for the first six months of fiscal year 2025, up from 50.9 percent for the first six months of fiscal year 2024 due to a more favorable product mix, and, to a lesser extent, reduced freight costs, partially offset by higher inventory reserves, as well as costs associated with new product ramps.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2025 was $112.9 million, an increase of $8.7 million, from $104.2 million in the second quarter of fiscal year 2024. Significant drivers of the increase included increased variable compensation, employee-related, facilities-related and product development costs, offset by reduced acquisition-related expenses in the current quarter.

Research and development expense for the first six months of fiscal year 2025 was $218.3 million, an increase of $7.9 million, from $210.4 million for the first six months of fiscal year 2024 primarily due to increased variable compensation, facilities-related and employee-related costs, partially offset by reduced acquisition-related costs and an investment write-off that occurred in the first quarter of fiscal year 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2025 was $37.8 million, an increase of $3.5 million, from $34.3 million in the second quarter of fiscal year 2024, due to increased employee-related and variable compensation expenses.

Selling, general and administrative expense for the first six months of fiscal year 2025 was $74.6 million, an increase of $4.9 million, from $69.7 million for the first six months of fiscal year 2024, primarily due to increased variable compensation costs, employee-related expenses, and lease impairment costs for the period.

Restructuring

In fiscal year 2024, the Company recorded costs related to a workforce reduction action taken in the second quarter of fiscal year 2024. Restructuring costs for the second quarter and first six months of fiscal year 2024 were $2.3 million. See Note 10 - Restructuring Costs for additional information.

Interest Income

The Company reported interest income of $8.4 million and $16.8 million for the three and six months ended September 28, 2024, respectively, and $4.0 million and $8.8 million for the three and six months ended September 23, 2023, respectively. Interest income increased in the current period due to higher yields on higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.5 million for the three and six months ended September 28, 2024, respectively, and $0.2 million and $0.5 million for the three and six months ended September 23, 2023, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income (Expense)

For the three and six months ended September 28, 2024, the Company reported other income of an immaterial amount and $1.6 million, respectively, and $0.1 million of other expense and $0.3 million of other income for the three and six months ended September 23, 2023, respectively. This activity primarily related to non-investment related income and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Income before income taxes	$140,005	$109,408	$196,608	$132,178
Provision for income taxes	$37,865	$34,001	$52,373	$41,171
Effective tax rate	27.0%	31.1%	26.6%	31.1%

Our income tax expense for the second quarter of fiscal year 2025 was $37.9 million compared to $34.0 million for the second quarter of fiscal year 2024, resulting in effective tax rates of 27.0 percent and 31.1 percent, respectively. Our income tax expense was $52.4 million and $41.2 million for the first six months of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 26.6 percent and 31.1 percent, respectively. Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires R&D expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher GILTI, which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the periods presented were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

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

Cash used in or generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $95.4 million for the first six months of fiscal year 2025 versus $62.5 million used during the corresponding period of fiscal year 2024.  The cash flow from operations during the first six months of fiscal year 2025 was related to the cash components of our net income and a $117.9 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventory, partially offset by increases in accounts payable and other accrued liabilities, prepaid wafer usage (related to the Capacity Reservation Agreement), and income taxes payable.  The cash flow used in operations during the corresponding period of fiscal year 2024 was related to the cash components of our net income and a $216.5 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory and a decrease in acquisition-related liabilities, partially offset by prepaid wafer usage (related to the Capacity Reservation Agreement) beginning in the second quarter of fiscal year 2024.

Net cash used in investing activities was $72.0 million during the first six months of fiscal year 2025 versus $23.8 million during the first six months of fiscal year 2024.  The cash used in investing activities in the first six months of fiscal year 2025 was related to capital expenditures of $12.9 million and net purchases of marketable securities of $59.2 million.  The cash used in investing activities in the corresponding period in fiscal year 2024 was related to capital expenditures and technology investments of $20.8 million and net purchases of marketable securities of $2.9 million.

Net cash used in financing activities was $80.4 million during the first six months of fiscal year 2025 and was primarily associated with stock repurchases for the period of $91.0 million, partially offset by $10.6 million in net proceeds from the issuance of common stock, primarily related to stock option exercises. The cash used in financing activities during the first six months of fiscal year 2024 of $81.6 million was primarily associated with stock repurchases during the period of $79.1 million.

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

As of September 28, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of September 28, 2024, does not materially differ from the description of our market risks included in "Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2024 Annual Report on Form 10-K filed with the Commission on May 24, 2024. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 28, 2024.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the second quarter of fiscal years 2025 and 2024, our ten largest end customers represented approximately 97 percent and 95 percent of our net sales, respectively. For the first six months of fiscal years of 2025 and 2024, our ten largest end customers represented approximately 96 percent and 94 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent and 88 percent of the Company’s total net sales for the second quarter of fiscal years 2025 and 2024, respectively, and 89 percent and 86 percent for the first six months of fiscal years of 2025 and 2024, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 28, 2024, or September 23, 2023.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2024 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2024 - July 27, 2024	—	$—	—	$274,141
July 28, 2024 - August 24, 2024	258	$139.41	258	$238,152
August 25, 2024 - September 28, 2024	98	$142.48	98	$224,147
Total	356	$140.26	356	$224,147

(1) The Company currently has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.4 million shares of its common stock for an aggregate of $50.0 million during the second quarter of fiscal year 2025 under the 2022 share repurchase authorization. These shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 28, 2024.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the second quarter of fiscal year 2025. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the second quarter of fiscal year 2025.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Scott Thomas - Senior VP, General Counsel	Adoption	Rule 10b5-1(c)	August 9, 2024	November 4, 2025	up to 14,823 to be sold
Jeff Baumgartner - VP, R&D	Adoption	Rule 10b5-1(c)	August 20, 2024	December 31, 2025	up to 37,205 to be sold

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

CIRRUS LOGIC, INC.

Date:	November 4, 2024	/s/ Ulf Habermann

Ulf Habermann

Interim Chief Financial Officer