Form 10-Q
period 2024-12-28
CIRRUS LOGIC, INC.
filed 2025-02-04
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 31, 2025 was 53,144,927.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 28, 2024

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 28,	March 30,
	2024	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$526,444	$502,764
Marketable securities	37,535	23,778
Accounts receivable, net	261,943	162,478
Inventories	275,558	227,248
Prepaid assets	51,323	48,047
Prepaid wafers	66,113	86,679
Other current assets	31,534	55,198
Total current assets	1,250,450	1,106,192

Long-term marketable securities	252,594	173,374
Right-of-use lease assets	129,597	138,288
Property and equipment, net	163,837	170,175
Intangibles, net	23,957	29,578
Goodwill	435,936	435,936
Deferred tax assets	40,895	48,649
Long-term prepaid wafers	23,020	60,750
Other assets	42,954	68,634
Total assets	$2,363,240	$2,231,576

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77,907	$55,545
Accrued salaries and benefits	48,029	47,612
Software license agreements	26,985	31,866
Current lease liabilities	21,858	20,640
Other accrued liabilities	36,134	30,730
Total current liabilities	210,913	186,393

Long-term liabilities:
Non-current lease liabilities	124,622	134,576
Non-current income taxes	43,401	52,013
Software license agreements	21,506	41,073
Other long-term liabilities	—	507
Total long-term liabilities	189,529	228,169

Stockholders' equity:
Capital stock	1,840,791	1,760,701
Accumulated earnings	124,101	58,916
Accumulated other comprehensive loss	(2,094)	(2,603)
Total stockholders' equity	1,962,798	1,817,014
Total liabilities and stockholders' equity	$2,363,240	$2,231,576

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Net sales	$555,738	$618,984	$1,471,621	$1,417,063
Cost of sales	257,951	301,520	702,319	693,616
Gross profit	297,787	317,464	769,302	723,447
Operating expenses
Research and development	112,976	112,672	331,264	323,092
Selling, general and administrative	39,042	37,604	113,625	107,306
Restructuring costs	—	(360)	—	1,959
Total operating expenses	152,018	149,916	444,889	432,357
Income from operations	145,769	167,548	324,413	291,090
Interest income	8,364	5,124	25,162	13,914
Interest expense	(218)	(235)	(680)	(696)
Other income (expense)	(214)	(337)	1,414	(30)
Income before income taxes	153,701	172,100	350,309	304,278
Provision for income taxes	37,696	33,377	90,069	74,548
Net income	$116,005	$138,723	$260,240	$229,730

Basic earnings per share	$2.19	$2.57	$4.89	$4.22
Diluted earnings per share	$2.11	$2.50	$4.69	$4.09
Basic weighted average common shares outstanding	53,081	54,016	53,263	54,449
Diluted weighted average common shares outstanding	55,076	55,592	55,529	56,160

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Net income	$116,005	$138,723	$260,240	$229,730
Other comprehensive loss, before tax
Foreign currency translation gain (loss)	(937)	445	(578)	(347)
Unrealized gain (loss) on marketable securities	(3,116)	1,266	1,377	1,505
Benefit (provision) for income taxes	654	(266)	(290)	(316)
Comprehensive income	$112,606	$140,168	$260,749	$230,572

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 28,	December 30,
	2024	2023
Cash flows from operating activities:
Net income	$260,240	$229,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,801	36,283
Stock-based compensation expense	64,655	67,113
Deferred income taxes	7,466	1,122
Loss on retirement or write-off of long-lived assets	381	74
Other non-cash adjustments	812	2,276
Restructuring costs	—	1,959
Net change in operating assets and liabilities:
Accounts receivable	(99,465)	(67,558)
Inventories	(48,310)	(23,223)
Prepaid wafers	58,296	36,654
Other assets	(4,080)	11,682
Accounts payable and other accrued liabilities	17,749	(32,201)
Income taxes payable	18,435	8,598
Acquisition-related liabilities	—	(21,361)
Net cash provided by operating activities	313,980	251,148

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	25,904	23,418
Purchases of available-for-sale marketable securities	(117,505)	(53,525)
Purchases of property, equipment and software	(19,347)	(30,593)
Investments in technology	(225)	(57)
Net cash used in investing activities	(111,173)	(60,757)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	15,433	610
Repurchase of stock to satisfy employee tax withholding obligations	(33,538)	(16,851)
Repurchase and retirement of common stock	(161,022)	(136,003)
Net cash used in financing activities	(179,127)	(152,244)

Net increase in cash and cash equivalents	23,680	38,147

Cash and cash equivalents at beginning of period	502,764	445,784
Cash and cash equivalents at end of period	$526,444	$483,931

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, September 23, 2023	54,237	$54	$1,712,656	$(1,213)	$(3,142)	$1,708,355
Net income	—	—	—	138,723	—	138,723
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,000	1,000
Change in foreign currency translation adjustments	—	—	—	—	445	445
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	473	1	47	(13,719)	—	(13,671)
Repurchase and retirement of common stock	(781)	(1)	—	(57,158)	—	(57,159)
Stock-based compensation	—	—	23,067	—	—	23,067
Balance, December 30, 2023	53,929	$54	$1,735,770	$66,633	$(1,697)	$1,800,760

Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127
Net income	—	—	—	116,005	—	116,005
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,462)	(2,462)
Change in foreign currency translation adjustments	—	—	—	—	(937)	(937)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	685	1	379	(29,112)	—	(28,732)
Repurchase and retirement of common stock	(679)	(1)	—	(70,025)	—	(70,026)
Stock-based compensation	—	—	20,823	—	—	20,823
Balance, December 28, 2024	53,138	$53	$1,840,738	$124,101	$(2,094)	$1,962,798
Nine Months Ended
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	229,730	—	229,730
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,189	1,189
Change in foreign currency translation adjustments	—	—	—	—	(347)	(347)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	589	1	611	(16,845)	—	(16,233)
Repurchase and retirement of common stock	(1,758)	(2)	—	(136,932)	—	(136,934)
Stock-based compensation	—	—	65,073	—	—	65,073
Balance, December 30, 2023	53,929	$54	$1,735,770	$66,633	$(1,697)	$1,800,760

Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	260,240	—	260,240
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,087	1,087
Change in foreign currency translation adjustments	—	—	—	—	(578)	(578)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,044	1	15,435	(33,538)	—	(18,102)
Repurchase and retirement of common stock	(1,397)	(1)	—	(161,517)	—	(161,518)
Stock-based compensation	—	—	64,655	—	—	64,655
Balance, December 28, 2024	53,138	$53	$1,840,738	$124,101	$(2,094)	$1,962,798

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

2. Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires (1) interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of a segment’s profit or loss, (2) interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, and (3) disclosure of the position and title of the CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. In the event the CODM uses more than one measure of a segment's profit or loss in assessing performance and allocation of resources, clarification of disclosure requirements is provided. Additionally, a company with a single reportable segment is required to provide all the disclosures prescribed under this ASU. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The guidance provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, requiring more consistent categories and greater disaggregation of information by jurisdiction. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, although retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on financial statement disclosures.
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense categories in the notes to the financial statements in order to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on financial statement disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as "Marketable securities", within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at December 28, 2024 (in thousands):

As of December 28, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$279,226	$820	$(359)	$279,687
U.S. Treasury securities	10,234	34	(10)	10,258
Agency discount notes	185	—	(1)	184
Total securities	$289,645	$854	$(370)	$290,129

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.4 million related to securities with total amortized costs of approximately $90.0 million at December 28, 2024. Securities in a continuous unrealized loss position for more than 12 months as of December 28, 2024 had an aggregate amortized cost of $4.3 million and an immaterial amount of aggregate unrealized loss. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 28, 2024, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 28, 2024		March 30, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$37,490	$37,535	$24,071	$23,778
After 1 year	252,155	252,594	173,974	173,374
Total	$289,645	$290,129	$198,045	$197,152

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

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of December 28, 2024, there are no amounts drawn under the facility and the fair value is zero.

As of December 28, 2024 and March 30, 2024, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended December 28, 2024.

The following summarizes the fair value of our financial instruments at December 28, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$477,510	$—	$—	$477,510

Available-for-sale securities
Corporate debt securities	$—	$279,687	$—	$279,687
U.S. Treasury securities	10,258	—	—	10,258
Agency discount notes	—	184	—	184
	$10,258	$279,871	$—	$290,129

The following summarizes the fair value of our financial instruments at March 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$439,065	$—	$—	$439,065
Certificates of deposit	—	400	—	400
	$439,065	$400	$—	$439,465

Available-for-sale securities
Corporate debt securities	$—	$185,393	$—	$185,393
U.S. Treasury securities	9,769	—	—	9,769
Agency discount notes	—	1,124	—	1,124
Commercial paper	—	866	—	866
	$9,769	$187,383	$—	$197,152

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

As of December 28, 2024, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $22.3 million. The fair value of this contract was not material as of December 28, 2024.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(1,220)	$88	$(568)	$(384)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 28,	March 30,
	2024	2024
Gross accounts receivable	$261,943	$162,478
Allowance for doubtful accounts	—	—
Accounts receivable, net	$261,943	$162,478

The increase in accounts receivable is due to normal variations in the timing of collections and billings.

7. Inventories

Inventories are comprised of the following (in thousands):

	December 28,	March 30,
	2024	2024
Work in process	$179,262	$130,842
Finished goods	96,296	96,406
	$275,558	$227,248

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

Borrowings under the Revolving Credit Facility may bear interest, at Cirrus Logic’s election, at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) a Term SOFR rate plus a 10 basis point credit spread adjustment plus the applicable margin. The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.

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

As of December 28, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Audio Products	$346,272	$378,597	$881,830	$857,258
HPMS Products	209,466	240,387	589,791	559,805
	$555,738	$618,984	$1,471,621	$1,417,063

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
China	$373,449	$429,240	$904,899	$899,168
United States	5,638	9,115	13,325	16,157
Rest of World	176,651	180,629	553,397	501,738
	$555,738	$618,984	$1,471,621	$1,417,063

10. Restructuring Costs

In fiscal year 2023, the Company decided to abandon or sublease office space at various properties worldwide to align our real property lease arrangements with our anticipated operating needs. In addition, in fiscal year 2024, the Company announced a workforce reduction of approximately 5% of its global employees. The Company incurred associated severance and other related charges of $2.3 million in the second quarter of fiscal year 2024. In the third quarter of fiscal year 2024, a recovery of restructuring costs of $0.4 million was recorded for the settlement of certain lease obligations related to abandoned office space associated with the fiscal year 2023 restructuring event. As of December 28, 2024, remaining restructuring-related liabilities were immaterial and are expected to be substantially paid out in cash during fiscal year 2025.

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Income before income taxes	$153,701	$172,100	$350,309	$304,278
Provision for income taxes	$37,696	$33,377	$90,069	$74,548
Effective tax rate	24.5%	19.4%	25.7%	24.5%

Our income tax expense was $37.7 million and $33.4 million for the third quarters of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 24.5 percent and 19.4 percent, respectively. Our income tax expense was $90.1 million and $74.5 million for the first nine months of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 25.7 percent and 24.5 percent, respectively.

Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development ("R&D") expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher global intangible low-taxed income ("GILTI"), which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the third quarter of fiscal year 2025 and the first nine months of fiscal years 2025 and 2024, respectively, were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective rate for the third quarter of fiscal year 2024 was lower than the federal statutory rate due to a one-time tax benefit recorded during that period for a change in capitalized R&D expenditures that decreased GILTI inclusions in our fiscal year 2023 U.S. tax return.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 28, 2024, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 28, 2024, the balance of accrued interest and penalties, net of tax, was $11.3 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 28, 2024 and December 30, 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Numerator:
Net income	$116,005	$138,723	$260,240	$229,730
Denominator:
Weighted average shares outstanding	53,081	54,016	53,263	54,449
Effect of dilutive securities	1,995	1,576	2,266	1,711
Weighted average diluted shares	55,076	55,592	55,529	56,160
Basic earnings per share	$2.19	$2.57	$4.89	$4.22
Diluted earnings per share	$2.11	$2.50	$4.69	$4.09

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 28, 2024 were 228 thousand and 224 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 30, 2023 were 388 thousand and 394 thousand, respectively, as the shares were anti-dilutive.

13. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $20 million as of December 28, 2024, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $89 million at December 28, 2024, and is currently recorded in "Long-term prepaid wafers" and "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

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

15. Stockholders' Equity

Common Stock

The Company issued a net 0.7 million and 1.0 million of shares of common stock during each of the three and nine months ended December 28, 2024, and issued a net 0.5 million and 0.6 million of shares of common stock for the three and nine months ended December 30, 2023 pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of December 28, 2024, the Company has accrued approximately $0.5 million related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of December 28, 2024, approximately $345.9 million of the Company's common stock has been repurchased under the share repurchase authorization, leaving approximately $154.1 million available for repurchase. During the three months ended December 28, 2024, the Company repurchased 0.7 million shares of the Company's common stock for $70.0 million, at an average cost of $103.18 per share. During the nine months ended December 28, 2024, the Company repurchased 1.4 million shares of the Company's common stock for $161.0 million, at an average cost of $115.31 per share.

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

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the third quarter of fiscal year 2025, we continued to execute on these strategic initiatives. We saw strong demand for products shipping into smartphones, including our latest-generation custom boosted amplifier and our first 22-nanometer smart codec, and we continued to gain momentum in laptops. Recent highlights in our PC-focused business include being featured as part of the Intel Arrow Lake reference design, sampling our latest amplifier and codec specifically designed for laptops, and expanding the breadth of content across a variety of new devices. Finally, we began sampling a series of timing products designed for automotive and professional audio applications.

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

There have been no significant changes during the three and nine months ended December 28, 2024, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2024 Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2025 is a 52-week fiscal year. Fiscal year 2024 was a 53-week fiscal year, including a 14-week fiscal third quarter. Therefore, the three and nine month periods ended December 30, 2023 included an additional week, as compared to the current fiscal year 2025 periods.

The following table summarizes the results of our operations for the three and nine months of fiscal years 2025 and 2024, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Gross margin	54%	51%	52%	51%
Research and development	20%	18%	22%	23%
Selling, general and administrative	7%	6%	8%	8%
Restructuring costs	—%	—%	—%	—%
Income from operations	26%	27%	22%	20%
Interest income	2%	1%	2%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	28%	28%	24%	21%
Provision for income taxes	7%	5%	6%	5%
Net income	21%	23%	18%	16%

Net Sales

Net sales for the third quarter of fiscal year 2025 decreased $63.2 million, or 10 percent, to $555.7 million from $619.0 million in the third quarter of fiscal year 2024.  Net sales from our audio products decreased $32.3 million, primarily driven by lower smartphone unit volumes in the third quarter of fiscal year 2025, due in part to the third quarter of fiscal year 2024 encompassing one week more of the higher-volume production associated with typical seasonal product ramps and the additional week of revenue as part of a 53-week fiscal year. This decrease was partially offset by increased revenue associated with latest-generation products. Net sales from HPMS products decreased $30.9 million for the quarter versus the third quarter of fiscal year 2024, primarily due to lower smartphone unit volumes, partially offset by revenue associated with latest-generation products.

Net sales for the first nine months of fiscal year 2025 increased $54.6 million, or 4 percent, to $1.5 billion from $1.4 billion for the first nine months of fiscal year 2024. Net sales from our audio products increased $24.6 million, primarily driven by sales associated with latest-generation products and higher smartphone unit volumes, partially offset by lower general market sales. Net sales from HPMS products increased $30.0 million for the year versus the first nine months of fiscal year 2024, primarily due to higher content in smartphones and sales associated with latest-generation products, partially offset by lower general market sales.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for the third quarters of fiscal years 2025 and 2024, and for each of the first nine month periods of fiscal years 2025 and 2024. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For each of the third quarters of fiscal years 2025 and 2024, our ten largest end customers represented approximately 96 percent, of our net sales, and 96 percent and 95 percent of our net sales for the first nine months of fiscal years 2025 and 2024, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 91 percent and 89 percent of the Company’s total net sales for the third quarter of fiscal years 2025 and 2024, respectively, and 90 percent and 87 percent for the first nine months of fiscal years 2025 and 2024, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 28, 2024 or December 30, 2023.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 53.6 percent in the third quarter of fiscal year 2025, up from 51.3 percent in the third quarter of fiscal year 2024, largely due to a shift in mix toward higher margin products, partially offset by higher inventory reserves and supply chain costs.

Gross margin was 52.3 percent for the first nine months of fiscal year 2025, up from 51.1 percent for the first nine months of fiscal year 2024 due to a shift in mix toward higher margin products and, to a lesser extent, favorable freight costs, partially offset by higher inventory reserves and supply chain costs.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2025 was $113.0 million, an increase of $0.3 million, from $112.7 million in the third quarter of fiscal year 2024. Significant drivers included increased employee-related costs, partially offset by reduced stock-based compensation costs and increased R&D incentives in the current quarter.

Research and development expense for the first nine months of fiscal year 2025 was $331.3 million, an increase of $8.2 million, from $323.1 million for the first nine months of fiscal year 2024 primarily due to increased employee-related, variable compensation, and facilities-related costs, partially offset by reduced acquisition-related costs, stock-based compensation, increased R&D incentives, and an investment write-off that occurred in the first quarter of fiscal year 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2025 was $39.0 million, an increase of $1.4 million, from $37.6 million in the third quarter of fiscal year 2024, due primarily to increased employee-related expenses.

Selling, general and administrative expense for the first nine months of fiscal year 2025 was $113.6 million, an increase of $6.3 million, from $107.3 million for the first nine months of fiscal year 2024, primarily due to increased employee-related expenses, variable compensation costs, and lease impairment and settlement activity for the period.

Restructuring Costs

Restructuring costs (recoveries) for the third quarter and first nine months of fiscal year 2024 were $(0.4) million and $2.0 million, respectively. These costs were primarily related to the facilities restructuring and workforce reduction actions previously disclosed. See Note 10 - Restructuring Costs for additional information.

Interest Income

The Company reported interest income of $8.4 million and $25.2 million for the three and nine months ended December 28, 2024, respectively, and $5.1 million and $13.9 million for the three and nine months ended December 30, 2023, respectively. Interest income increased in the current period due to higher yields on higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.7 million for the three and nine months ended December 28, 2024, respectively, and $0.2 million and $0.7 million for the three and nine months ended December 30, 2023, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income (Expense)

For the three and nine months ended December 28, 2024, the Company reported other expense of $0.2 million and $1.4 million in other income, respectively, and $0.3 million and an immaterial amount of other expense for the three and nine months ended December 30, 2023, respectively. This activity primarily related to non-investment related income and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Income before income taxes	$153,701	$172,100	$350,309	$304,278
Provision for income taxes	$37,696	$33,377	$90,069	$74,548
Effective tax rate	24.5%	19.4%	25.7%	24.5%

Our income tax expense for the third quarter of fiscal year 2025 was $37.7 million compared to $33.4 million for the third quarter of fiscal year 2024, resulting in effective tax rates of 24.5 percent and 19.4 percent, respectively. Our income tax expense was $90.1 million and $74.5 million for the first nine months of fiscal years 2025 and 2024, respectively, resulting in effective tax rates of 25.7 percent and 24.5 percent, respectively. Effective tax rates for all periods presented were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires R&D expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, resulting in higher GILTI, which is treated as a period cost. In addition, our effective tax rates for all periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI. Our effective tax rates for the third quarter of fiscal year 2025 and the first nine months of fiscal years 2025 and 2024, respectively, were higher than the federal statutory rate primarily due to these two items, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the third quarter of fiscal year 2024 was lower than the federal statutory rate due to a one-time tax benefit recorded during that period for a change in capitalized R&D expenditures that decreased GILTI inclusions in our fiscal year 2023 U.S. tax return.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $314.0 million for the first nine months of fiscal year 2025 versus $251.1 million generated for the corresponding period of fiscal year 2024.  The cash flow from operations during the first nine months of fiscal year 2025 was related to the cash components of our net income and a $57.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventory, partially offset by increases in prepaid wafer usage (related to the Capacity Reservation Agreement), income taxes payable, and accounts payable and other accrued liabilities.  The cash flow from operations during the corresponding period of fiscal year 2024 was related to the cash components of our net income and an $87.4 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and inventory and decreases in accounts payable and other accrued liabilities and acquisition-related liabilities, partially offset by prepaid wafer usage (related to the Capacity Reservation Agreement) beginning in the second quarter of fiscal year 2024.

Net cash used in investing activities was $111.2 million during the first nine months of fiscal year 2025 versus $60.8 million during the first nine months of fiscal year 2024.  The cash used in investing activities in the first nine months of fiscal year 2025 was related to net purchases of marketable securities of $91.6 million and capital expenditures and technology investments of $19.6 million.  The cash used in investing activities in the corresponding period in fiscal year 2024 was related to capital expenditures and technology investments of $30.7 million and net purchases of marketable securities of $30.1 million.

Net cash used in financing activities was $179.1 million during the first nine months of fiscal year 2025 and was primarily associated with stock repurchases for the period of $161.0 million. The cash used in financing activities during the first nine months of fiscal year 2024 of $152.2 million was primarily associated with stock repurchases during the period of $136.0 million.

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

As of December 28, 2024, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of December 28, 2024, does not materially differ from the description of our market risks included in "Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2024 Annual Report on Form 10-K filed with the Commission on May 24, 2024. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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

Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 28, 2024.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For each of the third quarters of fiscal years 2025 and 2024, our ten largest end customers represented approximately 96 percent of our net sales. For the first nine months of fiscal years of 2025 and 2024, our ten largest end customers represented approximately 96 percent and 95 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 91 percent and 89 percent of the Company’s total net sales for the third quarter of fiscal years 2025 and 2024, respectively, and 90 percent and 87 percent for the first nine months of fiscal years of 2025 and 2024, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 28, 2024, or December 30, 2023.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 28, 2024 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2024 - October 26, 2024	—	$—	—	$224,147
October 27, 2024 - November 23, 2024	610	$102.58	610	$161,604
November 24, 2024 - December 28, 2024	69	$108.53	69	$154,110
Total	679	$103.18	679	$154,110

(1) As of December 28, 2024, the Company has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in July 2022. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 28, 2024.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

None of our directors or Section 16 officers entered into, modified, or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the purchase or sale of Company securities during the third quarter of fiscal year 2025.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of MSU Performance Award
10.2	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of PSU Performance Award
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CIRRUS LOGIC, INC.

Date:	February 4, 2025	/s/ Ulf Habermann

Ulf Habermann

Interim Chief Financial Officer