Form 10-K
period 2025-03-29
CIRRUS LOGIC, INC.
filed 2025-05-23
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $4,316,767,046 based upon the closing price reported on the NASDAQ Global Select Market as of September 28, 2024. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 21, 2025, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 51,560,135.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 29, 2025 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 29, 2025

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
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility, which houses engineering, sales and marketing, and administrative functions, is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Taiwan, the People’s Republic of China, South Korea, Japan, and Singapore. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We also routinely post other important information on our website, including information specifically addressed to investors. We intend for the investor relations section of our website to be a recognized channel of distribution for disseminating information to the securities marketplace for purposes of complying with our disclosure obligations under SEC Regulation Fair Disclosure. To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in low-power, high-precision mixed-signal processing to solve complex problems that span the analog-to-digital divide.  The Company is committed to a three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing high-performance mixed-signal ("HPMS") content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with both new and existing components.
The Company develops custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.  We focus on building strong engineering relationships with our customers’ product teams and developing highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware, which incorporates software algorithms from some combination of our own intellectual property (“IP”), and our third-party partners' and customers’ IP. When we have been successful with this approach, an initial design win can often lead to an opportunity to further increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products, and the addition of new products.
Markets and Products
The Company's product lines are categorized into Audio and HPMS. While we continue to see new opportunities with audio products, we believe that our HPMS product line presents the largest opportunity to drive product diversification and fuel exciting avenues of growth in the coming years. See Note 9 - Revenues for disclosure of revenue by product line categories.
The following provides a detailed description of our Audio and HPMS product lines.

Audio Products:  Amplifiers, codecs, smart codecs, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
HPMS Products:  Camera controllers, haptics and sensing solutions, and battery and power ICs.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, laptops, tablets, AR/VR headsets, wearables, home theater systems, automotive entertainment systems and professional audio systems. Our extensive portfolio of audio products include: amplifiers; “codecs,” which are components that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"); “smart codecs,” which are codecs with integrated digital signal processing; and standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, and hearing augmentation.

HPMS PRODUCTS
By leveraging our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain into HPMS products, which are primarily used in smartphones. Our portfolio of HPMS products include: camera controllers for automatic focus and optical image stabilization; haptic and sensing solutions to deliver highly responsive and consistent tactile feedback; and battery and power ICs for improving battery health and performance. This product line also includes a broad product portfolio that services automotive, industrial, and imaging applications.
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
Since the components we produce are largely proprietary and generally not available from secondary sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors, or indirectly from third-party manufacturers contracted to produce their designs. For fiscal year 2025, 2024 and 2023, our ten largest end customers, represented approximately 96 percent, 95 percent and 92 percent of our net sales, respectively. For fiscal years 2025, 2024, and 2023, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 89 percent, 87 percent, and 83 percent, of the Company’s total net sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2025, 2024, or 2023.

Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by GLOBALFOUNDRIES Inc., (“GlobalFoundries”) and Taiwan Semiconductor Manufacturing Company, Limited ("TSMC"). In fiscal year 2022, the Company entered a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through calendar year 2026. On February18, 2025, the Capacity Reservation Agreement was amended (the "Amendment") to define the quarterly spread of the remaining wafer quantities under the agreement. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional details. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., STATS ChipPAC Pte. Ltd., Amkor Technology, Inc., Siliconware Precision Industries Co., Ltd., and SFA Semicon Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we believe we are able to mitigate the risk of supply disruption by using multiple outside foundries, an interruption of supply by one or more of these foundries could materially impact the Company. We maintain business interruption insurance to help reduce the risk of wafer supply interruption; however, the impact of an interruption could exceed our insurance. Our supply chain management organization is responsible for the management of all aspects of the fabrication, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
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
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 29, 2025, we held approximately 4,130 pending and issued patents worldwide, which include approximately 1,570 granted U.S. patents, 350 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2025 through 2045. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2025, and we continue to obtain new patents through our ongoing research and development.
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
See Note 9 - Revenues and Note 18 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by product line and sales and property, plant and equipment, net, by geographic locations.

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
While no single company competes with us across all our product lines, we face significant competition in all markets where our products are available. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers, as well as smaller, emerging companies. Our primary competitors include, but are not limited to, AKM Semiconductor Inc., Analog Devices Inc., QUALCOMM Incorporated, Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Shenzhen Goodix Technology Co, Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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
Governmental Regulations
Our business and operations around the world are subject to government regulation at the national, state or local level addressing, among other matters, applicable environmental laws, health and safety laws and regulations, and laws relating to export controls, economic sanctions, and trade, including tariffs.
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
We believe that we offer competitive compensation and health and wellness benefits, designed to improve the quality of our employees’ lives. Cirrus Logic prides itself on providing continuous learning and development opportunities, such as, technical training and professional development programs to support our employees’ growth. Our comprehensive benefits, such as health insurance coverage and emotional well-being support are tailored for each country. Our benefits focus on family care, including fertility coverage, paid parental leave, dependent care benefits, and benefits for surrogacy and adoption assistance programs. The Company also provides fitness facilities and classes at several locations, as well as other employee benefits including health screenings, COVID-19 testing and vaccinations, flu shots, and free confidential virtual mental health support. Cirrus Logic provides retirement planning programs with matching contributions, such as a 401(k) plan in the United States and defined contribution pension plans for our employees in other countries.
We believe that these benefits, combined with our employee-centric culture, contribute to low voluntary employee turnover. In fiscal year 2025, our voluntary turnover rate was 8 percent, below the technology industry benchmarks (2024 Radford Salary Increase and Turnover Study_Second Edition Refresh (December 2024)).
As of March 29, 2025, we had 1,660 employees, 99 percent of whom were full-time, 71 percent were engaged in research and product development activities, 24 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. As of March 29, 2025, 13 percent of our employees worldwide were foreign nationals and 64 percent of our total workforce reside in the U.S., with 36 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage, and the majority of our employees are not represented by collective bargaining agreements.
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, veteran status, race, ethnicity, or ability. As of March 29, 2025, our global workforce was 81 percent male and 19 percent female, and based on self-reported identification, our workforce in the United States was composed of 52 percent White, 35 percent Asian, 8 percent Hispanic or Latino, 3 percent Black or African American, and 2 percent Other.
Cirrus Logic is committed to promoting a safe, secure, and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2025, the Company had no monetary losses as a result of legal proceedings associated with employee health and safety violations and received no notices of violation related to health and safety at our facilities, nor have we ever had a work-related fatality. In calendar year 2024, we had one recordable injury and zero lost-time incidents as defined by the U.S. Occupational Safety and Health Administration.

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

Business & Operational Risks
•Risks related to dependence on a limited number of customers and distributors and a lack of diversification in our revenue base, including risks related to the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor
•Risks related to global economic conditions, including economic downturns or recessions and the effects of tariffs and inflationary pressures
•Risks related to third-party manufacturing and supply chain relationships, including risks associated with our efforts to increase the geographic diversity and regional resilience of our supply chain
•Risks related to our long-term capacity reservation and wafer supply agreement with GlobalFoundries
•Risks related to fluctuation in sales in the consumer electronics and smartphone markets
•Risks related to our international operations, including government trade policies and delays or disruptions to our international subcontractors, which may be impacted by political/economic factors
•Risks related to system security, cyber-attacks, data breaches, and disruptions to our IT systems
•Risks related to strong competition in the semiconductor market, including competition to attract, hire, and retain highly qualified personnel
•Risks related to our fabless business model
•Risks related to the use or application of emerging technologies, including artificial intelligence
•Risks related to acquiring other companies or technologies
•Risks related to product concentration, difficulty in forecasting sales due to customers' ability to cancel or reschedule orders, and declining average selling prices

Strategic & Industry Risks
•Risks related to joint development or other custom product collaborations, including the development of products for specific system architectures
•Risks related to the timely development, production, and acceptance of new and advanced technologies while complying with environmental regulations
•Risks related to increasing complexity of our products and the potential for security vulnerabilities or other product defects and difficulties in transitioning to advanced manufacturing process technologies
•Risks related to changes in the system architecture of our customers' end products
•Risks related to our ability to protect our intellectual property rights

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

Legal & General Risks
•Risks related to intellectual property claims and litigation and export control regulations, including the potential for illicit diversion of products
•Risks related to certain provisions of Delaware law and our Certificate of Incorporation and Bylaws
•Risks related to corporate social responsibility initiatives and ESG matters
•Risks related to owning real property

Business and Operational Risks

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins, and earnings and adversely affect our business. For the twelve-month periods ending March 29, 2025, March 30, 2024, and March 25, 2023, our ten largest end customers represented approximately 96 percent, 95 percent and 92 percent of our net sales, respectively. For the twelve-month periods ending March 29, 2025, March 30, 2024, and March 25, 2023, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 89 percent, 87 percent and 83 percent of the Company’s total net sales, respectively.
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

The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell products in certain countries and increase prices associated with our customers' products. For example, the U.S. government has recently imposed and/or threatened to impose tariffs on nearly all imported goods. In addition, the U.S. government has imposed significant tariffs aimed at China due to perceived unfair trade practices. In return, the Chinese government has imposed significant tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce's Bureau of Industry and Security ("BIS") through the addition of companies to the BIS Entity List, as well as trade restrictions imposed by the U.S. related to goods imported from regions in China with records of forced labor and other human rights issues, may require us to suspend our business with certain international customers and/or manufacturing entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations.

We cannot predict what actions may be taken with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by other countries in response. The current global trade situation is highly dynamic, and it is not possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.

While we have in the past received licenses from the U.S. government to export certain items to companies on the BIS Entity List, there can be no assurances that we will be able to continue to obtain or maintain licenses for the manufacture or sale of future products or for other entities if the U.S government adds other companies to the BIS Entity List and/or subjects them to additional trade restrictions. Despite our receipt of licenses, BIS Entity List restrictions may also encourage foreign customers to seek a greater supply of similar or substitute products from competitors or other third parties who are not subject to these restrictions or to develop their own solutions, especially as the Chinese government develops its domestic semiconductor industry. If export restrictions and tariffs are sustained for a long period of time, or increased, or if other export restrictions are imposed in the future, our long-term competitiveness as a supplier, particularly in China, will likely be impacted.

There is a risk of further escalation and retaliatory actions between the U.S. and other foreign governments. If significant tariffs or other restrictions are placed on goods exported and/or imported from/to China or other countries, or any related counter-measures are taken, our revenue and results of operations may be materially harmed. These tariffs may also make our customers' products more expensive for consumers, which may reduce consumer demand.

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

We may not be able to increase the geographic diversity and regional resilience of our supply chain, which could have an adverse impact on our financial results and potential business opportunities.

Many of our customers and potential customers are placing increased emphasis on geographic diversity and regional resilience in their supply chains, particularly seeking to reduce reliance on manufacturing concentrated in Taiwan and to mitigate broader geopolitical and tariff risks. To achieve geographic diversity, we may need to make increased investments in qualifying geographically diversified manufacturing and test facilities, which could result in additional costs and impact our operating margins. In addition, certain customers have already requested that we hold additional inventory to protect against potential supply disruptions, and such demands may increase over time. These requirements increase our working capital needs, expose us to inventory obsolescence risks, and limit our manufacturing flexibility. If we are unable to meet customer expectations for geographic diversity, inventory management, or supply continuity, we may experience delays in product qualifications, pricing pressure, or loss of business opportunities. Competitors with manufacturing operations in the United States or with a broader geographic manufacturing footprint may be better positioned to meet evolving customer requirements, which could place us at a competitive disadvantage.

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

- potential increases in prices (including the cost of freight and potential tariffs); and

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

Because we sell products primarily in the consumer electronics and smartphone markets, we are likely to be affected by any decrease in demand or unit volumes, seasonality in the sales of our products, and the cyclical nature of these markets. We have experienced, and expect to continue to experience, slowing growth in a maturing smartphone market, due to, among other factors, market saturation in developed countries, lengthening replacement cycles, and a growing market for refurbished devices. Further, a decline in consumer confidence and consumer spending relating to economic conditions, increases in our customers' products' prices (including any potential impact of increased tariffs), inflationary pressures, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have an adverse effect on consumer demand in these markets, which would likely impact our business, operating results, and financial condition.

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

In 2021, in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021 to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through 2026. In February 2025, this agreement was amended to reflect an agreed change in the number of wafers to be shipped on a quarterly basis during calendar years 2025 and 2026.

Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that have resulted and may in the future result in excess inventory, or may place us at a competitive disadvantage, have a negative impact on our liquidity, or adversely affect our results of operations and financial condition. Pursuant to the agreement, the Company is required to purchase, and GlobalFoundries is required to supply, a certain number of wafers on a quarterly basis. Customers, on occasion, cancel, reschedule orders, or change future product plans on short notice, which can lead to our actual wafer requirements being less than the number of wafers required to meet the applicable wafer purchase requirements, potentially resulting in excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

Additionally, the agreement sets forth pricing for wafer purchases pursuant to the agreement through 2026. If market conditions change and wafer prices in the market decrease significantly below what is contemplated in the agreement, the agreement may put us at a competitive disadvantage relative to our competitors.

Even with a long-term supply agreement, we are still subject to risks that GlobalFoundries will be unable to meet its supply commitments, achieve anticipated manufacturing yields, manufacture our products on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our customers' product demands. If this were to occur, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if GlobalFoundries experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments made as part of the agreement.

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

Despite implementing security measures, we are subject to risk, both at Cirrus Logic and through our supply chain, of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers and suppliers. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers' systems and misappropriate or compromise our, our customers' or our suppliers' proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely. Artificial intelligence and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased due to ongoing geopolitical tensions with China or incidents, such as the war in Ukraine or the Israel-Hamas war. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.

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

In the past, we have experienced attempted cybersecurity attacks and we anticipate continuing to be subject to such attempts, particularly given the evolving nature of the cybersecurity threat landscape; however, we believe that the past threats have not had a material impact on our business.

We may be adversely impacted by global economic conditions. As a result, our financial results and the market price of our common shares may decline.

We have been and may continue to be adversely impacted by global economic conditions, including as a result of rapid and fluctuating changes in global trade policies. Global economic conditions could make it difficult for our customers, our suppliers, and us to accurately forecast and plan future business activities and could cause global businesses to defer or reduce spending on our products, or increase the costs of manufacturing our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. Additionally, if our own supply chain or others from whom our customers source are financially impacted and ultimately unable to deliver their required component(s), then our customers may delay or cancel their orders from us.

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

We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, Renesas Electronics Corporation, Shanghai Awinic Technology Co., Ltd., Shenzhen Goodix Technology Co, Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.

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

Artificial intelligence ("AI") is a rapidly developing field that presents both risks and opportunities. For example, our business operations and research and development tasks may benefit from the use of AI tools. It is possible that we may not leverage this technological change as effectively as our competitors. Additionally, our use of AI may also increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. While we have implemented security measures and developed internal policies to govern the use of AI, risks exist relating to the protection of data (including the potential exposure of our or our customers’ proprietary and confidential information), the misuse of third-party intellectual property, or our failure to identify and correct deficiencies or inaccuracies generated by AI. Our failure to utilize AI responsibly may impact our reputation and could have a negative impact our business, operating results, and financial condition.

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

- the failure of our new products to achieve market acceptance or grow as expected; and

- any changes to a customer's future product plans.

We have significant international sales, and risks associated with these sales could harm our operating results.

International sales represented 99 percent, 99 percent, and 97 percent of our net sales in fiscal year 2025, 2024 and 2023, respectively.

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

- further changes in U.S. trade policy, including potential adoption and expansion of trade restrictions, higher tariffs, or cross border taxation by the U.S. government involving other countries, particularly China, that might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas;

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

Our customers, particularly in the smartphone market, could potentially transition to different audio and system architectures, develop their own competing technologies and ICs, integrate the functionality that our ICs and software have historically provided into other components in their systems, or eliminate certain functionality that our products provide in their future end products. Some of the audio and voice functionality and/or some of our high-performance mixed-signal functionality that we have historically provided could be performed outside of our components. If our customers were to transition to these different system architectures or to eliminate certain functionality in their future end products, our results of operations could be adversely affected, resulting in reduced average selling prices for our components and loss of revenue.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom (“U.K.”), where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. For example, many countries have started to implement legislation and other guidance to align their international tax rules with the Organization of Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including implementation of a global minimum tax (“Pillar Two”). These and other changes in tax laws and regulations may impact both our international and domestic tax liabilities and result in increased complexity and uncertainty and may adversely affect our provision for income taxes. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If our effective tax rates were to increase, particularly in the U.S. or the U.K., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. For discussion of our income taxes, see Note 17 - Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8.

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

Our operations are currently structured to benefit from various incentives available to us in various jurisdictions to encourage research and development investment. For example, we receive a research and development expenditure credit in the United Kingdom ("RDEC"), which is recorded for accounting purposes as an offset to research and development expenses in the Company’s consolidated income statement and resulted in a benefit of $43 million in fiscal year 2025. The Company makes estimates of the RDEC receivable as of each balance sheet date, based upon facts known at the time. Although the Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company's prior estimates of RDEC receivables. If such credit is modified or rescinded, or we are no longer eligible for such credit, our financial results could be adversely impacted, including increasing our R&D expenses, decreasing our profitability, and adversely affecting our cash flows. See further discussion of the research and development expenditure credit in the U.K. in Note 2 - Summary of Significant Accounting Policies - Government Assistance, of the Notes to Consolidated Financial Statements contained in Item 8.

Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.

Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. On occasion, customers have cancelled, and may in the future cancel, reschedule orders, or change future product plans on short notice, leaving us with the potential for excess inventory. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we may seek to switch suppliers or qualify additional suppliers. Other suppliers may not be available at the time we seek to switch or qualify additional suppliers. Even if additional capacity is available elsewhere, the switching and/or qualifying of additional suppliers could be an expensive process and could take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

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

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The principal non-U.S. dollar-denominated currency is the British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest group being U.K.-based employees who are paid in British Pounds Sterling.

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

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). As of March 29, 2025, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Second Amended Credit Agreement.

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

A breach of any of these covenants could result in a default under the Second Amended Credit Agreement. In the event of a default, the lenders could elect to declare all amounts then outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not be able to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

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

Although we have had licenses in the past to export certain products and technologies, particularly to China, and we have historically had limited sales to companies in Russia, any alleged violation could expose us to significant cost, with any final determination of a violation of these export control regulations potentially resulting in monetary penalties and denial of export privileges. Although we are not aware of any violation of any export control regulations, a failure to comply with any of these regulations could have an adverse effect on our business.

Further, we are subject to the risk of illicit diversion of our products to unauthorized end-users, such as sanctioned entities in Russia and/or China, who may use the products for purposes for which they are not intended, which could expose the Company to significant regulatory penalties, reputational harm, and termination of key supplier and/or distributor relationships, which may materially and adversely affect our business operations and financial condition.

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

Providing public disclosures regarding ESG matters, for example sustainability reporting, has become more broadly expected by investors, shareholders, existing and potential employees, customers, and other third parties. Certain organizations currently, and other organizations may in the future, use such disclosures to evaluate companies regarding ESG activities and publish scores or ratings based upon ESG or “sustainability” metrics. Potential and current investors may use the Company’s ESG ratings to guide their investment strategies and may decrease or withdraw investment, or alternatively increase investment in our competitors, if our ESG performance is perceived to be lagging. The qualitative and quantitative criteria regarding ESG may continue to evolve and we may need to modify our practices and/or incur additional or unexpected costs to satisfy these expectations. We may communicate certain goals or initiatives regarding our ESG activities from time to time, including goals relating to our carbon footprint, and if we are unable to meet those goals or they are perceived to be inadequate, we could be exposed to reputational damage and other emerging areas of risk.

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
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 1C.  Cybersecurity
Cybersecurity risk management and strategy
We have policies and processes in place that are designed to assess, identify and manage material risks from cybersecurity threats. We regularly assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. We use recognized industry frameworks and standards as guides in identifying, assessing and managing cybersecurity risks relevant to our operations. For example, we primarily use NIST CSF (National Institute of Standards and Technology Cybersecurity Framework) for this purpose.
Key components of our cybersecurity risk management strategy include:

•We have a dedicated Information Security team principally responsible for implementing and managing our cybersecurity strategy and controls.
•We use industry standard technologies and tools appropriate to our operations which are designed to prevent and detect unauthorized access to, or compromise of, our network, servers, endpoints and external applications, such as multi-factor authentication, malware protection, firewalls and monitoring controls.
•We regularly train our personnel on cybersecurity awareness and conduct periodic additional awareness and training activities such as simulated phishing campaigns.

•We have in place an Incident Response Plan that governs how we respond to and manage cybersecurity incidents. We conduct regular tabletop exercises to test our response to potential incidents.
•We use third-party service providers where appropriate to design, implement and support aspects of our security processes as well as to monitor and test our safeguards.
Our cybersecurity risk management strategy forms part of our overall enterprise risk management program. We conduct regular risk assessments designed to identify cybersecurity threats and other risks to the company. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence, and any potential damage that could result from such risks. We also evaluate the sufficiency of our existing internal controls and monitor the effectiveness of such safeguards. In response, we adjust our processes and controls as necessary.
Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers. For example, as part of our contract management process, we conduct IT security reviews, and require executive approval by the General Counsel, Chief Financial Officer and Executive Vice President of Global Operations in relation to products or services that could potentially expose our company to cybersecurity risks.
As of the end of fiscal year 2025, we have not identified any risks from known cybersecurity threats (including as a result of any prior cybersecurity incidents) that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions. While our cybersecurity risk management strategy is intended to assess, identify and manage material risks from cybersecurity threats, it may not adequately do so in every instance, particularly given the evolving nature of the cybersecurity threat landscape. We expect that our policies and processes will continue to be subject to update as the risks from cybersecurity threats change. For more information about risks from cybersecurity threats, and whether they are reasonably likely to materially affect our business strategy, results of operations or financial conditions, please see the Risk factors discussion in Item 1A of this Form 10-K, including “Risks related to system security, cyber-attacks and data breaches”.
Cybersecurity Governance
The Board of Directors’ overall risk oversight function includes receiving reports on the Company’s cybersecurity risks and our risk management processes, and assessing whether our risk management strategies are reasonably designed to address such risks. The Board has delegated this oversight responsibility to our Audit Committee, which reports periodically to the Board as appropriate.
Our Executive Vice President of Global Operations and our Director of Information Security are responsible for ongoing assessment and supervision of cybersecurity risks, supported by a dedicated Information Security team who reports up to those individuals. Our Director of Information Security has primary oversight of material risks from cybersecurity threats, has over 25 years of experience in cybersecurity-related roles and holds industry-recognized certifications. Our Executive Vice President of Global Operations and Director of Information Security review and evaluate our cybersecurity readiness through internal cybersecurity measures and metrics, as well as third-party penetration tests and control assessments against industry standards. We also employ various defensive and continuous monitoring techniques designed to escalate potential issues in a timely manner to our Director of Information Security.
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

ITEM 2.  Properties
As of March 29, 2025, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. We also have leased facilities in Austin, Texas, consist of approximately 280,000 square feet that house a mixture of administrative personnel as well as research and development personnel. Additionally, we lease approximately 125,000 square feet of office space and high quality lab space in Edinburgh, Scotland, United Kingdom. See further details below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Below is a schedule that identifies our principal locations of occupied leased and owned property as of March 29, 2025, with various contractual lease terms through calendar year 2048. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Beijing, China
Chandler, Arizona	Shanghai, China
Cupertino, California	Shenzhen, China
Greensboro, North Carolina	Tokyo, Japan
Edinburgh, Scotland, United Kingdom	Singapore
Newbury, England, United Kingdom	Seoul, South Korea
Taipei, Taiwan
See Note 10 — Leases of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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
As of May 21, 2025, there were 299 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 29, 2025 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2024 - January 25, 2025	—	$—	—	$154,110
January 26, 2025 - February 22, 2025	699	107.35	699	79,049
February 23, 2025 - March 29, 2025	228	109.39	228	554,108
Total	927	$107.85	927	$554,108

(1) The Company currently has two active share repurchase authorizations: $500 million in share repurchases authorized by the Board of Directors in July 2022 and $500 million in share repurchases authorized by the Board of Directors in March 2025. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.9 million shares of its common stock for $100.0 million during the fourth quarter of fiscal year 2025 under the 2022 authorization. All shares of our common stock that were repurchased were retired as of March 29, 2025.
The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is a reduction to accumulated earnings in the Consolidated Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average price paid per share in the table above excludes the impact of excise taxes.

Stock Price Performance Graph
The following graph and table show a comparison of the five-year cumulative total stockholder return ("TSR"), calculated on a dividend reinvestment basis, for Cirrus Logic, the Russell 3000 Index, and the Philadelphia Semiconductor Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2025

400.00
300.00
200.00
100.00
0.00
3/28/2020
3/27/2021
3/26/2022
3/25/2023
3/30/2024
3/29/2025
Cirrus Logic, Inc.
Russell 3000 Index
Philadelphia Semiconductor Index

	3/28/2020	3/27/2021	3/26/2022	3/25/2023	3/30/2024	3/29/2025
Cirrus Logic, Inc.	100.00	134.06	141.62	170.50	149.44	160.64
Russell 3000 Index	100.00	165.16	185.21	162.98	218.50	233.21
Philadelphia Semiconductor Index	100.00	211.79	243.25	218.67	347.68	306.43

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 28, 2020, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
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
The Company considers the following accounting policies to involve the highest degree of judgment in the preparation of the consolidated financial statements:
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost is computed using standard costs, which approximate actual cost. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also reviews and writes down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to Note 2 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.

Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line: Audio and HPMS products. In fiscal year 2025, the Company made good progress executing on strategic initiatives. In our flagship smartphone audio business we began shipping the latest-generation of our boosted amplifier and first 22-nanometer smart codec. We also expanded our HPMS content in smartphones as we benefited from increased unit shipments of our camera controllers and broadened our footprint with our general market haptic components.
Additionally, we made considerable progress leveraging our investments in Audio and HPMS into new applications and markets. Our achievements in the laptop market, which is our most immediate growth opportunity, included securing our first high-volume mainstream design win with our latest PC codec, increasing our direct engagement with PC OEMs, and further expanding our presence in leading reference designs. During fiscal year 2025, we also made advancements with our general market business where we have been selectively developing new components that offer sustained differentiation.

Fiscal year 2025 net sales of $1.90 billion represented an increase over fiscal year 2024 net sales of $1.79 billion. Audio product line sales of $1.14 billion in fiscal year 2025 increased 5 percent from fiscal year 2024 sales of $1.08 billion. The most significant drivers of the increase were sales associated with our latest-generation products and higher smartphone volumes, partially offset by weakness in general market sales versus the prior fiscal year. HPMS product line sales of $758.9 million represented an 8 percent increase from fiscal year 2024 sales of $705.0 million, largely attributable to higher content in smartphones and sales associated with latest-generation products, partially offset by lower general market sales.
Overall, gross margin for fiscal year 2025 was 52.5 percent. The increase in gross margin for fiscal year 2025 reflects a more favorable product mix. This was partially offset by unfavorable inventory reserve expense and higher supply chain costs. The Company’s number of employees increased from 1,625 as of March 30, 2024 to 1,660 as of March 29, 2025. The Company achieved net income of $331.5 million in fiscal year 2025, which included an income tax provision in the amount of $113.4 million.

Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024, which was a 53-week fiscal year, compared to fiscal year 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, filed with the SEC on May 24, 2024.
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Net sales	100%	100%	100%
Gross margin	53%	51%	50%
Research and development	23%	24%	24%
Selling, general and administrative	8%	8%	8%
Restructuring	—%	—%	1%
Intangibles impairment	—%	—%	4%
Income from operations	22%	19%	13%
Interest income	2%	1%	—%
Interest expense	—%	—%	—%
Other income (expense)	—%	—%	—%
Income before income taxes	24%	20%	13%
Provision for income taxes	6%	5%	4%
Net income	18%	15%	9%

Net Sales
We report sales in two product line categories: Audio products and HPMS products. Our sales by product line are shown in the table below (in thousands).

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Audio Products	$1,137,157	$1,083,939	$1,172,007
HPMS Products	758,920	704,951	725,610
	$1,896,077	$1,788,890	$1,897,617
Net sales for fiscal year 2025 increased by 6 percent, to $1.90 billion from $1.79 billion in fiscal year 2024. Audio product sales increased $53.2 million, or 5 percent in fiscal year 2025. The most significant drivers of the increase were sales associated with our latest-generation products and higher smartphone volumes, offset by weakness in general market sales versus the prior fiscal year. The increase in net sales also reflects a $54.0 million increase in HPMS product sales, or 8 percent, from fiscal year 2024 sales of $705.0 million, primarily due to higher content in smartphones and sales associated with latest-generation products, partially offset by lower general market sales.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.9 billion in 2025 and $1.8 billion in each of fiscal years 2024 and 2023, representing 99 percent, 99 percent, and 97 percent of net sales in fiscal year 2025, 2024, and 2023, respectively. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 52.5 percent for fiscal year 2025 increased from fiscal year 2024 gross margin of 51.2 percent. The increase reflects a more favorable product mix. This was partially offset by unfavorable inventory reserve expense and higher supply chain costs, compared to fiscal year 2024. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2025.
Research and Development Expenses
Fiscal year 2025 research and development expenses of $434.7 million reflect an increase of $8.2 million, or 2 percent, from fiscal year 2024. The increase was attributable to increased employee-related, variable compensation, and facilities-related costs, offset by decreased stock-based compensation, and acquisition-related costs, in addition to increased R&D incentives versus fiscal year 2024. See Note 2 - Summary of Significant Accounting Policies - Government Assistance of the Notes to Consolidated Financial Statements in Item 8 for additional details relating to R&D incentives.
Selling, General and Administrative Expenses
Fiscal year 2025 selling, general and administrative expenses of $151.0 million reflect an increase of $6.8 million, or 5 percent, compared to fiscal year 2024. The increase was primarily attributable to increased employee-related and variable compensation costs in fiscal year 2025.
Restructuring
In fiscal year 2024, the Company recorded $2.0 million in net costs primarily related to a workforce reduction action taken in the second quarter of fiscal year 2024.
Interest Income
Interest income in fiscal years 2025 and 2024 was $34.0 million and $21.5 million, respectively. The increase in interest income in fiscal year 2025 versus prior year was a function of higher yields on higher combined average cash, cash equivalent, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $0.9 million and $0.9 million for fiscal years 2025 and 2024, respectively, primarily as a result of commitment fees under the Revolving Credit Facility, described in Note 8 of the Notes to Consolidated Financial Statements in Item 8.
Other Income (Expense)
In fiscal years 2025 and 2024, the Company reported $1.5 million and $(0.1) million, respectively, in other income (expense), related to remeasurement on foreign currency denominated monetary assets and liabilities and other non-operating income and expenses.
Provision for Income Taxes
We recorded income tax expense of $113.4 million in fiscal year 2025 on pre-tax income of $444.9 million, yielding an effective tax rate of 25.5 percent. We recorded income tax expense of $89.4 million in fiscal year 2024 on pre-tax income of $363.9 million, yielding an effective tax rate of 24.6 percent.
Our effective tax rates in fiscal years 2025 and 2024 were higher than the U.S. statutory rate of 21.0 percent, primarily due to U.S. tax paid on our foreign earnings resulting from an increase in global intangible low-taxed income (GILTI), which is treated as a period cost, and a reduction in foreign tax credits. GILTI is unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that requires research and development expenditures incurred starting in fiscal year 2023 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted. In addition, U.S. tax rules introduced in fiscal year 2023 related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, reduce the amount of foreign tax credits available to offset GILTI.
The Organization for Economic Cooperation and Development has announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules for a global minimum tax that call for the taxation of large multinational corporations at a minimum rate of 15%. Certain jurisdictions in which we operate, including the United Kingdom, have enacted Pillar Two legislation. There was no material impact on our consolidated financial statements in fiscal year 2025.
For additional discussion about our income taxes, see Note 17 - Income Taxes of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources
Operating Activities
In fiscal year 2025, cash flow from operations was $444.4 million. Operating cash flow during fiscal year 2025 was related to the cash components of our net income and a $23.4 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by increases in inventory and accounts receivable, partially offset by prepaid wafer usage (related to the Capacity Reservation Agreement). In fiscal year 2024, cash flow from operations was $421.7 million. Operating cash flow during fiscal year 2024 was related to the cash components of our net income and an $18.4 million favorable change in working capital, primarily driven by prepaid wafer usage (related to the Capacity Reservation Agreement), decreases in other assets and increased income taxes payable, partially offset by decreased accounts payable and acquisition-related liabilities, as well as increases in accounts receivable.
Investing Activities
In fiscal year 2025, the Company used $124.3 million in cash for investing activities primarily related to $95.5 million in net purchases of marketable securities and capital expenditures and technology investments of $28.8 million. In fiscal year 2024, the Company used $163.0 million in cash for investing activities primarily related to $124.7 million in net purchases of marketable securities and capital expenditures and technology investments of $38.3 million.
Financing Activities
In fiscal years 2025 and 2024, the Company used $283.2 million and $201.7 million, respectively, related to financing activities. In fiscal years 2025 and 2024, the Company utilized approximately $261.0 million and $186.0 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 15 - Stockholders' Equity of the Notes to Consolidated Financial Statements in Item 8 for a description of our share repurchase authorization.
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
As of March 29, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
See Note 8 — Revolving Credit Facility of the Notes to Consolidated Financial Statements in Item 8 for additional information including material terms and related covenants.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time. As of March 29, 2025, the Company did not have any off-balance-sheet arrangements, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  See Note 8 - Revolving Credit Facility, Note 10 - Leases and Note 13 - Commitments and Contingencies, of the notes to the Consolidated Financial Statements in Item 8, for additional information related to these contractual obligations.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 29, 2025. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 29, 2025 and March 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.1 million and $3.5 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2025, 2024, and 2023, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10 percent fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2025 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter
At March 29, 2025, the Company’s inventory balance was $299.1 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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
May 23, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 29, 2025, and the related notes and our report dated May 23, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 23, 2025

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29, 2025	March 30, 2024
Assets
Current assets:
Cash and cash equivalents	$539,620	$502,764
Marketable securities	56,160	23,778
Accounts receivable, net	216,009	162,478
Inventories	299,092	227,248
Prepaid assets	48,236	48,047
Prepaid wafers	52,560	86,679
Other current assets	28,057	55,198
Total current assets	1,239,734	1,106,192
Long-term marketable securities	239,036	173,374
Right-of-use lease assets	126,688	138,288
Property and equipment, net	159,900	170,175
Intangibles, net	27,461	29,578
Goodwill	435,936	435,936
Deferred tax assets	48,150	48,649
Long-term prepaid wafers	15,512	60,750
Other assets	34,656	68,634
Total assets	$2,327,073	$2,231,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,162	$55,545
Accrued salaries and benefits	52,075	47,612
Software license agreements	26,745	31,866
Current lease liabilities	21,811	20,640
Other accrued liabilities	31,395	30,730
Total current liabilities	195,188	186,393
Long-term liabilities:
Non-current lease liabilities	121,908	134,576
Non-current income taxes	44,040	52,013
Software license agreements	16,488	41,073
Other long-term liabilities	—	507
Total long-term liabilities	182,436	228,169
Stockholders’ equity:
Preferred stock, 5,000 shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 52,291 shares and 53,491 shares issued and outstanding at March 29, 2025 and March 30, 2024, respectively	52	53
Additional paid-in capital	1,860,229	1,760,648
Accumulated earnings	90,351	58,916
Accumulated other comprehensive loss	(1,183)	(2,603)
Total stockholders’ equity	1,949,449	1,817,014
Total liabilities and stockholders’ equity	$2,327,073	$2,231,576
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Net sales	$1,896,077	$1,788,890	$1,897,617
Cost of sales	900,039	872,818	940,638
Gross profit	996,038	916,072	956,979
Operating expenses
Research and development	434,684	426,475	458,412
Selling, general and administrative	150,995	144,172	153,144
Restructuring	—	1,959	10,632
Intangibles impairment	—	—	85,760
Total operating expenses	585,679	572,606	707,948
Income from operations	410,359	343,466	249,031
Interest income	33,984	21,493	9,985
Interest expense	(898)	(915)	(898)
Other income (expense)	1,469	(108)	(3,379)
Income before income taxes	444,914	363,936	254,739
Provision for income taxes	113,407	89,364	78,036
Net income	331,507	274,572	176,703
Basic earnings per share	$6.24	$5.06	$3.18
Diluted earnings per share	$6.00	$4.90	$3.09
Basic weighted average common shares outstanding	53,135	54,290	55,614
Diluted weighted average common shares outstanding	55,241	56,021	57,226
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Net income	$331,507	$274,572	$176,703
Other comprehensive income (loss), before tax
Foreign currency translation loss	(566)	(850)	(834)
Unrealized gain on marketable securities	2,514	996	430
Provision for income taxes	(528)	(210)	(90)
Comprehensive income	$332,927	$274,508	$176,209
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Cash flows from operating activities:
Net income	$331,507	$274,572	$176,703
Adjustments to net cash provided by operating activities:
Depreciation and amortization	50,951	48,292	71,202
Stock-based compensation expense	84,146	89,271	81,641
Deferred income taxes	(31)	(13,304)	(34,513)
Loss on retirement or write-off of long-lived assets	382	76	656
Other non-cash charges	779	2,362	3,102
Restructuring	—	1,959	10,632
Intangibles impairment	—	—	85,760
Net change in operating assets and liabilities:
Accounts receivable, net	(53,531)	(12,767)	89,791
Inventories	(71,844)	6,204	(95,014)
Prepaid wafers	79,357	47,571	—
Other assets	7,261	18,303	1,852
Accounts payable	9,148	(23,943)	(34,307)
Accrued salaries and benefits	4,463	(6,279)	(15,108)
Income taxes payable	15,577	15,108	(6,019)
Acquisition-related liabilities	—	(21,361)	12,654
Other accrued liabilities	(13,799)	(4,390)	(9,464)
Net cash provided by operating activities	444,366	421,674	339,568
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	35,296	37,032	18,683
Purchases of available-for-sale marketable securities	(130,827)	(161,699)	(15,299)
Purchases of property, equipment and software	(22,776)	(37,650)	(35,090)
Investments in technology	(5,977)	(695)	(1,624)
Net cash used in investing activities	(124,284)	(163,012)	(33,330)
Cash flows from financing activities:
Payment of acquisition-related holdback	—	—	(30,949)
Issuance of common stock, net of shares withheld for taxes	15,433	3,329	10,145
Repurchase of stock to satisfy employee tax withholding obligations	(37,637)	(19,016)	(18,082)
Repurchase and retirement of common stock	(261,022)	(185,995)	(191,382)
Net cash used in financing activities	(283,226)	(201,682)	(230,268)
Net increase in cash and cash equivalents	36,856	56,980	75,970
Cash and cash equivalents at beginning of period	502,764	445,784	369,814
Cash and cash equivalents at end of period	$539,620	$502,764	$445,784
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$51,709	$43,377	$91,955
Interest	404	658	537
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 26, 2022	56,596	$57	$1,578,370	$23,435	$(2,045)	$1,599,817
Net income	—	—	—	176,703	—	176,703
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	340	340
Change in foreign currency translation adjustments	—	—	—	—	(834)	(834)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	861	1	10,141	(18,078)	—	(7,936)
Repurchase and retirement of common stock	(2,359)	(3)	—	(191,380)	—	(191,383)
Amortization of deferred stock compensation	—	—	81,575	—	—	81,575
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	274,572	—	274,572
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	786	786
Change in foreign currency translation adjustments	—	—	—	—	(850)	(850)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	699	1	3,331	(19,012)	—	(15,680)
Repurchase and retirement of common stock	(2,306)	(3)	—	(187,324)	—	(187,327)
Amortization of deferred stock compensation	—	—	87,231	—	—	87,231
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	331,507	—	331,507
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,986	1,986
Change in foreign currency translation adjustments	—	—	—	—	(566)	(566)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,124	1	15,435	(37,638)	—	(22,202)
Repurchase and retirement of common stock	(2,324)	(2)	—	(262,434)	—	(262,436)
Amortization of deferred stock compensation	—	—	84,146	—	—	84,146
Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
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
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2025 and 2023 were 52-week years. Fiscal year 2024 was a 53-week year.
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

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of money market funds, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.
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
Inventories
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost is computed using standard costs, which approximate actual cost. One of the factors we consistently evaluate in the application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $4.2 million in fiscal year 2025, related to a combination of quality issues and inventory exceeding demand. Net inventory reserve releases of $1.0 million in fiscal year 2024, primarily related to the sale of previously reserved inventory, offset by charges for excess and obsolete inventory.

Inventories were comprised of the following (in thousands):

	March 29, 2025	March 30, 2024
Work in process	$216,173	$130,842
Finished goods	82,919	96,406
	$299,092	$227,248
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value in relation to the calculated fair value of the associated asset. There were no material disposal charges for property, plant and equipment in fiscal years 2025 or 2024.
Property, plant and equipment was comprised of the following (in thousands):

	March 29, 2025	March 30, 2024
Land	$23,853	$23,853
Buildings	64,148	64,056
Furniture and fixtures	29,875	30,462
Leasehold improvements	80,683	81,118
Machinery and equipment	208,567	200,999
Capitalized software	21,709	23,092
Construction in progress and other	734	9
Total property, plant and equipment	429,569	423,589
Less: Accumulated depreciation and amortization	(269,669)	(253,414)
Property, plant and equipment, net	$159,900	$170,175
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2025, 2024, and 2023 was $31.1 million, $28.1 million, and $27.1 million, respectively.

Goodwill
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. We elected to perform the qualitative assessment of impairment for fiscal year 2025, and based on this assessment, we concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company has recorded no goodwill impairment in fiscal years 2025, 2024, and 2023.

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
We regularly review whether facts or circumstances exist that indicate the carrying values of property, plant and equipment or other long-lived assets, including intangible assets, are impaired. We assess the recoverability of assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. See Note 7 — Intangibles, net and Goodwill for further detail. There were no material intangible asset impairments recorded in fiscal years 2025 or 2024.
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
We had two contract manufacturers aggregated at their parent level, Foxconn and Luxsan, who represented 41 percent and 21 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2025. We had three contract manufacturers aggregated at their parent level, Foxconn, Luxshare Precision, and Pegatron, who represented 43 percent, 11 percent, and 10 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2024. No other distributor or contract manufacturer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2025 or 2024.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2025, 2024 and 2023, our ten largest end customers represented approximately 96 percent, 95 percent and 92 percent of our net sales, respectively. For fiscal years 2025, 2024, and 2023, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 89 percent, 87 percent, and 83 percent, of the Company’s total net sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2025, 2024, or 2023.
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

Contract balances
Payments are typically due within 30 to 60 days of invoicing and terms do not include a significant financing component or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract liabilities recorded on the consolidated balance sheets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.3 million, $0.3 million, and $0.5 million, in fiscal years 2025, 2024, and 2023, respectively.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between 1 and 4 years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options and market stock units. The Company calculates the grant-date fair value for stock options and market stock units ("MSUs") using the Black-Scholes valuation model and the Monte Carlo simulation, respectively. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. The grant-date fair value of restricted stock units ("RSUs") is the market value at grant date multiplied by the number of units. The grant-date fair value of performance stock units ("PSUs") is the market value at grant date multiplied by the target number of award units.
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

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, we cannot assure that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods. See Note 17 - Income Taxes for further detail.
Government Assistance
The Company benefits from the Research and Development Expenditure Credit (“RDEC”) program in the United Kingdom. The RDEC is recorded as an offset to research and development expenses in the consolidated statements of income, $43.0 million, $40.9 million, and $26.2 million in fiscal years 2025, 2024, and 2023, respectively. The RDEC is first settled against the Company's United Kingdom quarterly income tax payments with any remainder paid in cash on an annual basis. The RDEC receivable as of March 30, 2024 totaled $27.9 million, presented within "Other current Assets" on the consolidated balance sheets. There was no RDEC receivable as of March 29, 2025. While the duration of RDEC benefits is indefinite, the program is subject to future policy changes and RDEC claims are subject to regular audits by the United Kingdom government.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2025, 2024, and 2023, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Numerator:
Net income	$331,507	$274,572	$176,703
Denominator:
Weighted average shares outstanding	53,135	54,290	55,614
Effect of dilutive securities	2,106	1,731	1,612
Weighted average diluted shares	55,241	56,021	57,226
Basic earnings per share	$6.24	$5.06	$3.18
Diluted earnings per share	$6.00	$4.90	$3.09
The weighted outstanding shares excluded from our diluted calculation for the years ended March 29, 2025, March 30, 2024, and March 25, 2023 were 225 thousand, 325 thousand, and 268 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. See Note 16 — Accumulated Other Comprehensive Loss for additional discussion.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually and requires disclosure of the position and title of the CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. In the event the CODM uses more than one measure of a segment's profit or loss in assessing performance and allocation of resources, clarification of disclosure requirements is provided. Additionally, a company with a single reportable segment is required to provide all the disclosures prescribed under this ASU. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all periods presented. The Company retrospectively adopted this standard for the fiscal year ending March 29, 2025. See Note 18 - Segment Information. The adoption of this standard had no impact on our results of operations, cash flows or financial position.
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
The following table is a summary of available-for-sale securities (in thousands):

As of March 29, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$284,885	$1,635	$(55)	$286,465
U.S. Treasury securities	8,689	45	(3)	8,731
Total securities	$293,574	$1,680	$(58)	$295,196

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.1 million related to securities with total amortized costs of approximately $29.8 million at March 29, 2025. Securities in a continuous unrealized loss position for more than 12 months as of March 29, 2025 had an aggregate amortized cost of $1.9 million and an immaterial aggregate unrealized loss. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 29, 2025, the Company does not consider any of its investments to be impaired.

As of March 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$186,194	$115	$(916)	$185,393
U.S. Treasury securities	9,850	—	(81)	9,769
Agency discount notes	1,135	—	(11)	1,124
Commercial paper	866	—	—	866
Total securities	$198,045	$115	$(1,008)	$197,152
The Company’s specifically identified gross unrealized losses of $1.0 million related to securities with total amortized costs of approximately $172.1 million at March 30, 2024. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2024 had an aggregate amortized cost of $25.0 million and an aggregate unrealized loss of $0.3 million as of March 30, 2024. As of March 30, 2024, the Company did not consider any of its investments to be impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 29, 2025		March 30, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$56,044	$56,160	$24,071	$23,778
After 1 year	237,530	239,036	173,974	173,374
Total	$293,574	$295,196	$198,045	$197,152

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
The Company’s long-term revolving facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin.  As of March 29, 2025, there are no amounts drawn under the facility and the fair value is zero.
As of March 29, 2025 and March 30, 2024, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 29, 2025 and March 30, 2024.

The following summarizes the fair value of our financial instruments at March 29, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$491,467	$—	$—	$491,467

Available-for-sale securities
Corporate debt securities	$—	$286,465	$—	$286,465
U.S. Treasury securities	8,731	—	—	8,731
	$8,731	$286,465	$—	$295,196

The following summarizes the fair value of our financial instruments at March 30, 2024 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$439,065	$—	$—	$439,065
Certificates of deposit	—	400	—	400
	$439,065	$400	$—	$439,465

Available-for-sale securities
Corporate debt securities	$—	$185,393	$—	$185,393
U.S. Treasury securities	9,769	—	—	9,769
Agency discount notes	—	1,124	—	1,124
Commercial paper	$—	$866	$—	$866
	$9,769	$187,383	$—	$197,152

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
As of March 29, 2025, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $21.5 million. The fair value of this contract was not material as of March 29, 2025.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023	Location
Loss recognized in income
Foreign currency forward contracts	$(2)	$(431)	$(564)	Other income (expense)

6.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 29, 2025	March 30, 2024
Gross accounts receivable	$216,009	$162,478
Allowance for doubtful accounts	—	—
Accounts receivable, net	$216,009	$162,478
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The allowance for doubtful accounts and recoveries on bad debt were immaterial for fiscal years 2025, 2024, and 2023.

7.    Intangibles, net and Goodwill

The following information details the gross carrying amount, accumulated amortization, and net carrying value of our intangible assets subject to amortization (in thousands):

	March 29, 2025			March 30, 2024
Intangible Category / Weighted-Average Remaining Amortization Period (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Existing technology (3.3)	146,146	(124,183)	21,963	146,146	(117,595)	28,551
Customer relationships (a)	15,381	(15,381)	—	15,381	(14,840)	541
Technology licenses (9.2)	16,029	(10,531)	5,498	10,692	(10,206)	486
Total	$177,556	$(150,095)	$27,461	$172,219	$(142,641)	$29,578

(a)Intangible assets are fully amortized as of March 29, 2025.

Amortization expense for intangibles in fiscal years 2025, 2024, and 2023 was $7.6 million, $9.0 million, and $33.7 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 29, 2025, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

Fiscal Year
2026	$7,290
2027	$7,210
2028	$7,057
2029	$2,613
2030	$417
Thereafter	$2,874
The goodwill balance included on the consolidated balance sheet was $435.9 million and $435.9 million at March 29, 2025 and March 30, 2024, respectively.

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
As of March 29, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
As of March 29, 2025, future interest payment obligations based on forecasted commitment fees under the Revolving Credit Facility were as follows (in thousands):

Fiscal Year
2026	$532
2027	277
2028	—
2029	—
2030	—
Thereafter	—
Total	$809

9.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Audio Products	$1,137,157	$1,083,939	$1,172,007
HPMS Products	758,920	704,951	725,610
Total	$1,896,077	$1,788,890	$1,897,617

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 29,	March 30,	March 25,
	2025	2024	2023
China	$1,126,367	$1,114,310	$1,230,602
United States	15,838	17,971	52,688
Rest of World	753,872	656,609	614,327
Total	$1,896,077	$1,788,890	$1,897,617

See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

10.    Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place. All of the Company’s leases have been classified as operating leases.

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Operating lease - in excess of 12 months	$19,750	$17,498
Variable lease	6,137	5,259
Short-term lease	351	853
Operating lease income	(944)	(164)
Total net operating lease expense	$25,294	$23,446

Supplemental operating lease information:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Balance Sheet Information (in thousands)
Operating lease right-of-use assets	$126,688	$138,288
Operating lease liabilities	$143,719	$155,216

Cash Flow Information (in thousands)
Operating cash outflows from operating leases	$21,965	$19,189
Non-Cash Information
Right-of-use assets obtained in exchange for new operating lease liabilities	3,538	24,784
Lease remeasurements	(1,078)	(1,606)
Lease impairments and other related charges	—	(563)

Operating Lease Information
Weighted-average remaining lease term - operating leases (in years)	11	12
Weighted-average discount rate - operating leases	4%	4%
As of March 29, 2025, we have an additional operating lease that has not yet commenced with an estimated lease obligation of approximately $5 million. This operating lease will commence in fiscal year 2026 with a lease term of approximately 10 years.
Future lease commitments and income under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 29, 2025, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments	Operating Lease Income
2026	$21,915	$(1,578)
2027	19,239	(1,889)
2028	19,702	(2,029)
2029	19,487	(1,418)
2030	16,945	—
Thereafter	86,104	—
Total	$183,392	$(6,914)
Less imputed interest and other	(39,673)	—
Total	$143,719	$(6,914)

Operating lease liabilities consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Current lease liabilities	$21,811	$20,640
Non-current lease liabilities	121,908	134,576
Total operating lease liabilities	$143,719	$155,216

11.    Postretirement Benefit Plans

We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $11.3 million, $11.0 million, and $10.2 million during fiscal years 2025, 2024, and 2023, respectively.

12.    Equity Compensation

The Company is currently granting equity awards from the 2018 Long Term Incentive Plan (the “Plan”), which was approved by stockholders in August 2018 and subsequently amended and restated on July 26, 2024. The Plan provides for granting of stock options, restricted stock awards, restricted stock units, performance awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock units, and performance awards (including market stock units and performance stock units). Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units, market stock units, and performance stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between one and four years, and are exercisable for a period of ten years from the date of grant.  Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years. Performance stock units are generally subject to vesting from one to three years, depending upon the terms of the grant.
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 26, 2022	2,617
Shares added	2,090
Granted	(2,536)
Forfeited	303
Balance, March 25, 2023	2,474
Shares added	—
Granted	(1,813)
Forfeited	317
Balance, March 30, 2024	978
Shares added	2,670
Granted	(1,322)
Forfeited	214
Balance, March 29, 2025	2,540

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2025	2024	2023
Cost of sales	$1,332	$1,403	$1,270
Research and development	59,184	63,678	57,312
Sales, general and administrative	23,630	24,190	23,059
Effect on pre-tax income	84,146	89,271	81,641
Income Tax Benefit	(19,152)	(20,646)	(15,184)
Total stock-based compensation expense (net of taxes)	64,994	68,625	66,457
Stock-based compensation effects on basic earnings per share	$1.22	$1.26	$1.19
Stock-based compensation effects on diluted earnings per share	1.18	1.22	1.16

The total stock-based compensation expense included in the table above and which is attributable to restricted stock units, performance based stock units, and market stock units was $80.7 million, $85.1 million, $78.0 million, for fiscal years 2025, 2024, and 2023, respectively. Stock-based compensation expense is presented within operating activities in the consolidated statement of cash flows.
As of March 29, 2025, there was $138.7 million of compensation costs related to non-vested stock options, restricted stock units, market stock units, and performance stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.48 years for stock options, 1.45 years for restricted stock units, 1.92 years for market stock units, and 2.16 years for performance stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $9.4 million, $0.2 million and $1.4 million in fiscal years 2025, 2024, and 2023 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 29, 2025	March 30, 2024	March 25, 2023
Expected stock price volatility	35.70%	34.53% - 39.92%	35.18% - 46.50%
Risk-free interest rate	4.33%	3.99% - 4.11%	2.47% - 3.96%
Expected term (in years)	3.73	3.85 - 4.07	4.04 - 4.33
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of stock options granted in fiscal years 2025, 2024, and 2023, were $54.04, $39.61, and $42.37, respectively.
During fiscal years 2025, 2024, and 2023, we received a net $15.4 million, $3.3 million, and $10.1 million, respectively, from the exercise of 0.3 million, 0.1 million, and 0.2 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2025, 2024, and 2023, was $14.7 million, $2.8 million, and $11.4 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 26, 2022	820	$57.75
Options granted	143	96.33
Options exercised	(225)	45.10
Options forfeited	(18)	71.14
Options expired	—	—
Balance, March 25, 2023	720	$69.03
Options granted	132	92.69
Options exercised	(66)	50.39
Options forfeited	—	—
Options expired	—	—
Balance, March 30, 2024	786	$74.56
Options granted	4	129.24
Options exercised	(257)	59.93
Options forfeited	(29)	91.26
Options expired	—	—
Balance, March 29, 2025	504	$81.53
Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 29, 2025 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	495	$81.27	6.63	$9,404
Exercisable	337	$74.72	5.87	$8,497
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.3 million, $4.2 million, and $3.0 million, became vested during fiscal years 2025, 2024, and 2023, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 29, 2025 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$31.25 - $68.43	88	3.32	$44.27	88	$44.27
$68.56 - $78.00	95	5.44	74.51	95	74.51
$79.16 - $88.00	111	7.00	85.69	80	85.76
$93.24	113	8.87	93.24	28	93.24
$102.37	93	7.86	102.37	46	102.37
$129.24	4	9.33	129.24	—	—
	504	6.66	$81.53	337	$74.72
As of March 29, 2025, March 30, 2024, and March 25, 2023, the number of options exercisable was 0.3 million, 0.5 million, and 0.5 million respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2025, 2024, and 2023 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 26, 2022	2,576	$74.45
Granted	1,574	75.97
Vested	(877)	70.02
Forfeited	(183)	75.58
March 25, 2023	3,090	$76.42
Granted	1,099	71.12
Vested	(879)	73.54
Forfeited	(211)	75.70
March 30, 2024	3,099	$75.41
Granted	711	105.87
Vested	(1,163)	81.45
Forfeited	(115)	78.41
March 29, 2025	2,532	$81.04

The aggregate intrinsic value of RSUs outstanding as of March 29, 2025, March 30, 2024, and March 25, 2023 was $252.0 million, $286.9 million, and $326.3 million, respectively. Intrinsic value is calculated using the closing stock price on the last day of trading in fiscal 2025. Additional information with regards to outstanding RSUs that are expected to vest as of March 29, 2025, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,396	$80.75	1.43
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $94.7 million, $64.6 million, and $61.4 million became vested during fiscal years 2025, 2024, and 2023, respectively. The majority of RSUs that vested in 2025, 2024 and 2023 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2025, 2024, and 2023 the vesting of RSUs reduced the authorized and unissued share balance by approximately 1.2 million, 0.9 million, and 0.9 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million, 0.3 million, and 0.2 million and total payments for the employees’ tax obligations to taxing authorities were $36.4 million, $18.9 million, and $18.0 million for fiscal years 2025, 2024, and 2023, respectively.
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

The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Expected stock price volatility	39.34% - 41.61%	34.53%	35.18% - 46.50%
Risk-free interest rate	3.97% - 4.15%	4.12%	2.67% - 3.92%
Expected term (in years)	3.00	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2025 was $151.8. A summary of the activity for MSUs in fiscal year 2025, 2024, and 2023 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 26, 2022	85	$95.75
Granted	38	135.87
Vested	(10)	87.43
Forfeited	(24)	94.80
March 25, 2023	89	$113.83
Granted	35	141.48
Vested	(9)	83.96
Forfeited	(14)	83.96
March 30, 2024	101	$130.46
Granted	59	151.80
Vested	(47)	109.18
Forfeited	(9)	128.36
March 29, 2025	104	$152.23
The aggregate intrinsic value of MSUs outstanding as of March 29, 2025, March 30, 2024, and March 25, 2023 was $10.4 million, $9.4 million, and $9.3 million, respectively. Intrinsic value is calculated using the closing stock price on the last day of trading in fiscal 2025. Additional information with regard to outstanding MSUs that are expected to vest as of March 29, 2025 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	97	$151.73	1.89
MSUs with a fair value of $5.1 million, $0.8 million, and $0.8 million became vested during fiscal year 2025, 2024, and 2023 respectively.
Performance Stock Units
Performance stock units ("PSUs") consist of performance-based restricted stock units subject to a three-fiscal-year performance period, with annual vesting based on performance achieved each fiscal year. The number of shares earned is based on the Company’s strategic revenue during fiscal year 2026 and the year-over-year growth of such strategic revenue over fiscal years 2027 and 2028 relative to goals established by the Compensation Committee. PSUs are valued at the Company's closing stock price on the date of grant.

A summary of the activity for PSUs in fiscal year 2025 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 30, 2024	—	$—
Granted	109	104.41
Vested	—	—
Forfeited	—	—
March 29, 2025	109	$104.41

The aggregate intrinsic value of PSUs outstanding as of March 29, 2025 was $10.9 million, which is calculated using the closing stock price on the last day of trading in fiscal 2025. Additional information with regard to outstanding PSUs that are expected to vest as of March 29, 2025 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	100	$104.41	2.14
No PSUs vested during fiscal year 2025.

13.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 29, 2025, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $26.2 million, $23.6 million, and $24.4 million, for fiscal years 2025, 2024, and 2023, respectively. Rental income was $0.9 million, $0.2 million, and $0.5 million, for fiscal years 2025, 2024, and 2023, respectively.
See Note 10 - Leases for minimum future rental commitments and income under all operating leases as of March 29, 2025.
Capacity Reservation Agreement
On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”). On February 18, 2025, the Capacity Reservation Agreement was amended (the "Amendment") to define the quarterly spread of the remaining wafer quantities under the agreement.
The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $16 million as of March 29, 2025, and is recorded in "Other current assets" and "Other assets" on the consolidated balance sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $68 million at March 29, 2025, and is currently recorded in "Prepaid wafers" and "Long-term prepaid wafers" on the consolidated balance sheets. As of March 29, 2025, the Company estimates its remaining purchase obligation to be approximately $450 million of wafers from GlobalFoundries under the Capacity Reservation Agreement.

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
Total future unconditional purchase commitments as of March 29, 2025 were as follows (in thousands):

Fiscal Year
2026	$405,585
2027	205,787
2028	5,525
2029	—
2030	—
Thereafter	—
Total	$616,897

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

15.    Stockholders' Equity

Share Repurchase Program
Beginning in fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Statements of Stockholders' Equity. As of March 29, 2025, the Company has accrued approximately $1.4 million related to this excise tax. Disclosure of repurchased amounts and related average costs below exclude the impact of excise taxes.
In July 2022, the Company announced that the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. During the fiscal year ended March 29, 2025, the Company repurchased 2.3 million shares of its common stock under the 2022 authorization for $261.0 million, at an average cost of $112.33 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 29, 2025. As of March 29, 2025, $54.1 million remains available for repurchase under the 2022 authorization. Additionally, in March 2025, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. No shares have been repurchased under the 2025 authorization as of March 29, 2025.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 29, 2025, we have not issued any of the authorized shares.

16.    Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 25, 2023	$(1,047)	$(1,235)	$(257)	$(2,539)
Current period foreign exchange translation	(850)	—	—	(850)
Current period marketable securities activity	—	996	—	996
Tax effect	—	(210)	—	(210)
Balance, March 30, 2024	$(1,897)	$(449)	$(257)	$(2,603)
Current period foreign exchange translation	(566)	—	—	(566)
Current period marketable securities activity	—	2,514	—	2,514
Tax effect	—	(528)	—	(528)
Balance, March 29, 2025	$(2,463)	$1,537	$(257)	$(1,183)

17.    Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
U.S.	$538	$(10,343)	$(141,670)
Non-U.S.	444,376	374,279	396,409
	$444,914	$363,936	$254,739

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
Current:
U.S.	$39,932	$42,184	$60,603
Non-U.S.	73,573	60,615	52,023
Total current tax provision	$113,505	$102,799	$112,626
Deferred:
U.S.	1,575	(5,178)	(28,529)
Non-U.S.	(1,673)	(8,257)	(6,061)
Total deferred tax provision	(98)	(13,435)	(34,590)
Total tax provision	$113,407	$89,364	$78,036

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
U.S. federal statutory rate	21.0	21.0	21.0
Foreign income taxed at different rates	(3.5)	(7.1)	(14.4)
Stock-based compensation	(1.7)	(0.1)	(0.3)
Foreign-derived intangible income deduction	—	(0.2)	—
GILTI and Subpart F income	14.1	14.6	30.6
Foreign tax credits	(5.6)	(4.1)	(7.7)
Change in valuation allowance	—	—	0.2
Release of prior year unrecognized tax benefits	—	(0.2)	—
Interest related to unrecognized tax benefits	0.6	0.7	0.7
U.S. research and development credit	—	(0.7)	—
Other	0.6	0.7	0.5
Effective tax rate	25.5	24.6	30.6
Under the legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized over five or fifteen years for tax purposes, depending on where the research activities are conducted. Because the Company elected to treat global intangible low-taxed income ("GILTI") as a period cost, the capitalization of research and development costs in the computation of GILTI resulted in an increase in the Company's provision for income taxes in fiscal years 2023, 2024 and 2025.
The Tax Act also required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the Tax Act. As of March 29, 2025, the remaining balance of our transition tax obligation was $10.7 million, which will be paid as the final installment in fiscal year 2026.
Significant components of our deferred tax assets and liabilities as of March 29, 2025 and March 30, 2024 are (in thousands):

	March 29, 2025	March 30, 2024
Deferred tax assets:
Accrued expenses and allowances	$3,939	$3,559
Net operating loss carryforwards	889	932
Research and development tax credit carryforwards	12,024	12,547
Stock-based compensation	23,099	28,437
Lease liabilities	23,562	25,564
Capitalized research and development	10,461	11,307
Depreciation and amortization	6,823	994
Other	714	938
Total deferred tax assets	$81,511	$84,278
Valuation allowance for deferred tax assets	(12,475)	(12,508)
Net deferred tax assets	$69,036	$71,770
Deferred tax liabilities:
Right of use asset	20,302	22,279
Acquisition intangibles	134	845
Other	450	—
Total deferred tax liabilities	$20,886	$23,124
Total net deferred tax assets	$48,150	$48,646

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized.
At March 29, 2025, the Company had gross federal net operating loss carryforwards of $1.5 million, all of which are subject to certain limitations under Section 382 of the Internal Revenue Code and expire in fiscal years 2026 through 2031. At March 29, 2025 the Company had gross foreign net operating loss carryforwards of $0.2 million that do not expire and gross state net operating loss carryforwards of $6.2 million that expire in fiscal years 2026 through 2030. In addition, the Company had $12.1 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2026 through 2034, and others do not expire.
The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Our valuation allowance decreased by $33 thousand in fiscal year 2025, which was the net effect of a gross increase of $206 thousand that affected the effective tax rate and a gross decrease of $239 thousand that was offset by a corresponding reduction in deferred tax assets on the balance sheet.  Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 29, 2025, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. We accrued an immaterial amount of withholding taxes on foreign earnings expected to be remitted in the next year due to the planned liquidation of a foreign entity. No other taxes have been accrued for potential foreign withholding taxes on other foreign earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
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
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 29, 2025	March 30, 2024
Beginning balance	$32,077	$32,879
Additions based on tax positions related to the current year	—	—
Reduction for the lapse of applicable statute of limitations	—	(802)
Ending balance	$32,077	$32,077
At March 29, 2025, the Company had gross unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the consolidated balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2025 and 2024 we recognized interest expense, net of tax, of approximately $2.8 million and $2.4 million, respectively. The total amount of interest accrued as of March 29, 2025 was $12.0 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions including the United Kingdom. Fiscal years 2017 through 2019 and 2022 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates.
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
The CODM allocates resources and evaluates Company performance based on net income. This information is used to measure profitability, make budgeting and forecasting decisions, monitor performance trends, and to compare actual results to forecasts. The CODM regularly reviews the consolidated statement of income and a disaggregation of operating expenses, with a focus on personnel-related and product development costs. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The table below presents the Company's significant segment operating expenses (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023

Personnel-related (1)	353,338	333,559	339,192
Product development (2)	64,946	65,912	71,245
Other segment items (3)	167,395	173,135	297,511
Total Operating Expense	$585,679	$572,606	$707,948

(1) Personnel-related expenses include employee base pay, benefits, variable compensation and other employee-related expenses.
(2) Product development costs include software, engineering mask sets, wafers, and boards, as well as outside design services.
(3) Other segment items primarily include stock-based compensation, facilities-related costs, depreciation and amortization, and non-recurring charges, offset by the benefit received from research and development expenditure credits.

Geographic Area
The Company's geographic details of revenue and property, plant and equipment are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	March 25, 2023
China	$1,126,367	$1,114,310	$1,230,602
India	205,902	125,138	69,343
Hong Kong	196,530	219,053	223,405
South Korea	142,655	119,532	93,177
Vietnam	123,073	96,080	93,760
United States	15,838	17,971	52,688
Rest of World	85,712	96,806	134,642
Total consolidated net sales	$1,896,077	$1,788,890	$1,897,617

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
United States	$133,383	$140,300
United Kingdom	13,570	16,822
Rest of World	12,947	13,053
Total consolidated property, plant and equipment, net	$159,900	$170,175

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 29, 2025.
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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 29, 2025, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 29, 2025, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the fourth quarter of fiscal year 2025. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the fourth quarter of fiscal year 2025.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Carl Alberty - EVP, MSP	Adoption	Rule 10b5-1(c)	February 28, 2025	March 31, 2026	up to 8,648 to be sold

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

ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2025 (the “Proxy Statement”) under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference.
Code of Ethics
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
Insider Trading Policies and Procedures
The information contained under the heading Insider Trading Policies and Prohibition Against Short Selling, Hedging, and Pledging in our proxy statement for the 2025 Annual Meeting of Stockholders is incorporated by reference. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, Pay vs Performance Disclosure and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Named Executive Officer Compensation is incorporated herein by reference.
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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 29, 2025 and March 30, 2024.
▪Consolidated Statements of Income for the fiscal years ended March 29, 2025, March 30, 2024, and March 25, 2023.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2025, March 30, 2024, and March 25, 2023.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2025, March 30, 2024, and March 25, 2023.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 29, 2025, March 30, 2024, and March 25, 2023.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024. (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	Description of Securities (8)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015 (5)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (6)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (4)
10.6+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan (7)
10.7+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (9)
10.8+	Second Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (13)
10.9+	Cirrus Logic, Inc. Amended and Restated 2018 Long Term Incentive Plan (19)
10.10+	Form of Restricted Stock Unit Agreement (16)
10.11+	Form of Notice of Grant of Restricted Stock Units (7)
10.12+	Form of Performance Award Agreement (16)
10.13+	Form of Notice of Grant of Performance Award (7)
10.14+	Form of Stock Option Agreement (16)
10.15+	Form of Notice of Grant of Stock Option (7)
10.16+	Form of Notice of Grant of Stock Award (7)
10.17
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (10)

10.18	First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 8, 2021 with the Lending party thereto and Wells Fargo Bank, National Association, as administrative agent (14)
10.19+	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (11)
10.20*	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (11)
10.21*†	Capacity Reservation and Wafer Supply Commitment Agreement (11)
10.22+	Cirrus Logic, Inc. 2007 Management and Key Individual Contributor Incentive Plan, as amended and restated on March 22, 2022 (12)
10.23+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on August 24, 2023 (15)
10.24+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of MSU Performance Award (17)
10.25+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of PSU Performance Award (17)
10.26*	Amendment 1 to Capacity Reservation and Wafer Supply Commitment Agreement
14.1	Corporate Code of Conduct as amended and restated on February 26, 2024
19.1	Insider Trading and Confidentiality Policy, as amended and restated on February 24, 2025
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cirrus Logic Inc. Recovery of Erroneously Awarded Incentive Compensation Policy, adopted August 24, 2023 (18)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.
* Certain confidential information contained in this exhibit has been omitted by means of redacting a portion of the text, pursuant to Regulation S-K Item 601(b)(10)(iv). Certain confidential information has been excluded from the exhibit because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential. An unredacted copy of the exhibit will be provided on a supplemental basis to the SEC upon request.
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

(1)	Incorporated by reference to Exhibit 2 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2024 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 8, 2023 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 333-136219).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007 (Registration No. 000-17795).
(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015 (Registration No. 000-17795).
(6)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(7)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(8)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(9)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).
(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 8, 2021 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 28, 2021 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 25, 2022 (Registration No. 000-17795).
(13)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 2, 2022 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 22, 2023 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 2, 2023 (Registration No. 000-17795).
(16)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 24, 2024 (Registration No. 000-17795).
(17)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on February 4, 2025 (Registration No. 000-17795).
(18)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 24, 2024 (Registration No. 000-17795).
(19)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2024 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ JEFF WOOLARD
Jeff Woolard
Chief Financial Officer
May 23, 2025

KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeff Woolard, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 23, 2025
John M. Forsyth

/s/ JEFF WOOLARD	Chief Financial Officer	May 23, 2025
Jeff Woolard

/s/ ULF HABERMANN	Principal Accounting Officer, Treasurer, and Senior VP of Finance	May 23, 2025
Ulf Habermann

/s/ ALEXANDER M. DAVERN	Director	May 23, 2025
Alexander M. Davern

/s/ RAGHIB HUSSAIN	Director	May 23, 2025
Raghib Hussain

/s/ DUY-LOAN LE	Director	May 23, 2025
Duy-Loan Le

/s/ CATHERINE P. LEGO	Director	May 23, 2025
Catherine P. Lego

/s/ WILLIAM D. MOSLEY	Director	May 23, 2025
William D. Mosley

/s/ DAVID J. TUPMAN	Director	May 23, 2025
David J. Tupman