Form 10-Q
period 2025-06-28
CIRRUS LOGIC, INC.
filed 2025-08-05
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 1, 2025 was 51,332,178.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 28, 2025

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 28,	March 29,
	2025	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$548,870	$539,620
Marketable securities	65,925	56,160
Accounts receivable, net	214,085	216,009
Inventories	278,984	299,092
Prepaid assets	44,243	48,236
Prepaid wafers	61,934	52,560
Other current assets	27,081	28,057
Total current assets	1,241,122	1,239,734

Long-term marketable securities	232,959	239,036
Right-of-use lease assets	123,718	126,688
Property and equipment, net	154,340	159,900
Intangibles, net	25,718	27,461
Goodwill	435,936	435,936
Deferred tax assets	54,037	48,150
Long-term prepaid wafers	—	15,512
Other assets	26,887	34,656
Total assets	$2,294,717	$2,327,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$66,321	$63,162
Accrued salaries and benefits	43,146	52,075
Software license agreements	21,511	26,745
Current lease liabilities	21,075	21,811
Other accrued liabilities	36,625	31,395
Total current liabilities	188,678	195,188

Long-term liabilities:
Non-current lease liabilities	120,272	121,908
Non-current income taxes	44,693	44,040
Software license agreements	10,790	16,488
Total long-term liabilities	175,755	182,436

Stockholders' equity:
Capital stock	1,881,472	1,860,281
Accumulated earnings	49,035	90,351
Accumulated other comprehensive loss	(223)	(1,183)
Total stockholders' equity	1,930,284	1,949,449
Total liabilities and stockholders' equity	$2,294,717	$2,327,073

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 28,	June 29,
	2025	2024
Net sales	$407,272	$374,026
Cost of sales	193,242	185,101
Gross profit	214,030	188,925
Operating expenses
Research and development	102,892	105,363
Selling, general and administrative	38,744	36,770
Total operating expenses	141,636	142,133
Income from operations	72,394	46,792
Interest income	8,840	8,420
Interest expense	(218)	(218)
Other income (expense)	(388)	1,609
Income before income taxes	80,628	56,603
Provision for income taxes	19,931	14,508
Net income	$60,697	$42,095

Basic earnings per share	$1.17	$0.79
Diluted earnings per share	$1.14	$0.76
Basic weighted average common shares outstanding	51,727	53,433
Diluted weighted average common shares outstanding	53,319	55,665

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 28,	June 29,
	2025	2024
Net income	$60,697	$42,095
Other comprehensive loss, before tax
Foreign currency translation gain (loss)	769	(358)
Unrealized gain (loss) on marketable securities	242	(358)
Benefit (provision) for income taxes	(51)	75
Comprehensive income	$61,657	$41,454

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net income	$60,697	$42,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,173	12,359
Stock-based compensation expense	20,809	21,385
Deferred income taxes	(5,938)	(5,897)
Other non-cash adjustments	(16)	1,104
Net change in operating assets and liabilities:
Accounts receivable	1,924	(27,601)
Inventories	20,108	(5,318)
Prepaid wafers	6,138	12,354
Other assets	2,014	(5,459)
Accounts payable and other accrued liabilities	(8,806)	12,037
Income taxes payable	6,028	30,102
Net cash provided by operating activities	116,131	87,161

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	22,990	12,646
Purchases of available-for-sale marketable securities	(26,435)	(69,060)
Purchases of property, equipment and software	(2,638)	(9,990)
Investments in technology	(132)	(155)
Net cash used in investing activities	(6,215)	(66,559)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	382	10,196
Repurchase of stock to satisfy employee tax withholding obligations	(1,049)	(1,219)
Repurchase and retirement of common stock	(99,999)	(40,992)
Net cash used in financing activities	(100,666)	(32,015)

Net increase (decrease) in cash and cash equivalents	9,250	(11,413)

Cash and cash equivalents at beginning of period	539,620	502,764
Cash and cash equivalents at end of period	$548,870	$491,351

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	42,095	—	42,095
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(283)	(283)
Change in foreign currency translation adjustments	—	—	—	—	(358)	(358)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	205	—	10,197	(1,219)	—	8,978
Repurchase and retirement of common stock	(361)	—	—	(41,201)	—	(41,201)
Stock-based compensation	—	—	21,385	—	—	21,385
Balance, June 29, 2024	53,335	$53	$1,792,230	$58,591	$(3,244)	$1,847,630

Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	60,697	—	60,697
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	191	191
Change in foreign currency translation adjustments	—	—	—	—	769	769
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	37	—	383	(1,049)	—	(666)
Repurchase and retirement of common stock	(1,014)	(1)	—	(100,964)	—	(100,965)
Stock-based compensation	—	—	20,809	—	—	20,809
Balance, June 28, 2025	51,314	$51	$1,881,421	$49,035	$(223)	$1,930,284

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2025, included in our Annual Report on Form 10-K filed with the Commission on May 23, 2025.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The guidance provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, requiring more consistent categories and greater disaggregation of information by jurisdiction. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, although retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on financial statement disclosures and expects to provide these disclosures in the fourth quarter fiscal year 2026.
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

The following table is a summary of available-for-sale securities at June 28, 2025 (in thousands):

As of June 28, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$288,334	$1,846	$(15)	$290,165
U.S. Treasury securities	8,686	35	(2)	8,719
Total securities	$297,020	$1,881	$(17)	$298,884

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were immaterial related to securities with total amortized costs of approximately $15.6 million at June 28, 2025. There were no securities in a continuous unrealized loss position for more than 12 months as of June 28, 2025. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 28, 2025, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 29, 2025 (in thousands):

As of March 29, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$284,885	1,635	$(55)	$286,465
U.S. Treasury securities	8,689	45	(3)	8,731
Total securities	$293,574	$1,680	$(58)	$295,196

The Company's specifically identified gross unrealized losses of $0.1 million related to securities with total amortized costs of approximately $29.8 million at March 29, 2025. Securities in a continuous unrealized loss position for more than 12 months as of March 29, 2025 had an aggregate amortized cost of $1.9 million and an immaterial aggregate unrealized loss. As of March 29, 2025, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 28, 2025		March 29, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$65,729	$65,925	$56,044	$56,160
After 1 year	231,291	232,959	237,530	239,036
Total	$297,020	$298,884	$293,574	$295,196

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

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin. As of June 28, 2025, there are no amounts drawn under the facility and the fair value is zero.

As of June 28, 2025 and March 29, 2025, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 28, 2025.

The following summarizes the fair value of our financial instruments at June 28, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$500,160	$—	$—	$500,160

Available-for-sale securities
Corporate debt securities	$—	$290,165	$—	$290,165
U.S. Treasury securities	8,719	—	—	8,719
	$8,719	$290,165	$—	$298,884

The following summarizes the fair value of our financial instruments at March 29, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	491,467	—	—	491,467

Available-for-sale securities
Corporate debt securities	$—	$286,465	$—	$286,465
U.S. Treasury securities	8,731	—	—	8,731
	$8,731	$286,465	$—	$295,196

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

As of June 28, 2025, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $22.7 million. The fair value of this contract was not material as of June 28, 2025.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$1,164	$(32)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 28,	March 29,
	2025	2025
Gross accounts receivable	$214,085	$216,009
Allowance for doubtful accounts	—	—
Accounts receivable, net	$214,085	$216,009

7. Inventories

Inventories are comprised of the following (in thousands):

	June 28,	March 29,
	2025	2025
Work in process	$189,990	$216,173
Finished goods	88,994	82,919
	$278,984	$299,092

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

As of June 28, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended
	June 28,	June 29,
	2025	2024
Audio Products	$240,043	$218,970
HPMS Products	167,229	155,056
	$407,272	$374,026

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
China	$189,955	$205,708
United States	4,648	5,216
Rest of World	212,669	163,102
	$407,272	$374,026

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 28,	June 29,
	2025	2024
Income before income taxes	$80,628	$56,603
Provision for income taxes	$19,931	$14,508
Effective tax rate	24.7%	25.6%

Our income tax expense was $19.9 million and $14.5 million for the first quarters of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 24.7 percent and 25.6 percent, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions, including the permanent elimination of the requirement to capitalize and amortize U.S. R&D expenditures, modifications to international tax provisions, and the permanent extension of certain expiring provisions initially established by the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective in fiscal year 2027. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the second quarter of fiscal year 2026.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 28, 2025, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 28, 2025, the balance of accrued interest and penalties, net of tax, was $12.6 million.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 28, 2025 and June 29, 2024 (in thousands, except per share amounts):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Numerator:
Net income	$60,697	$42,095
Denominator:
Weighted average shares outstanding	51,727	53,433
Effect of dilutive securities	1,592	2,232
Weighted average diluted shares	53,319	55,665
Basic earnings per share	$1.17	$0.79
Diluted earnings per share	$1.14	$0.76

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 28, 2025 and June 29, 2024 were 253 thousand and 259 thousand, respectively, as the shares were anti-dilutive.

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

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $15 million as of June 28, 2025, and is recorded in "Other current assets" and "Other assets" on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $62 million at June 28, 2025, and is currently recorded in "Prepaid wafers" on the Consolidated Condensed Balance Sheets.

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

14. Stockholders' Equity

Common Stock

The Company issued an immaterial amount and 0.2 million shares of common stock during the three months ended June 28, 2025 and June 29, 2024, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of June 28, 2025, approximately $2.3 million is accrued related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. During the three months ended June 28, 2025, the Company completed share repurchases under the 2022 authorization. In March 2025, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of June 28, 2025, approximately $45.9 million of the Company's common stock has been repurchased under the share repurchase authorization, leaving approximately $454.1 million available for repurchase under the 2025 authorization. During the three months ended June 28, 2025, the Company repurchased 1.0 million shares of the Company's common stock for $100.0 million, at an average cost of $98.66 per share under the combined share authorizations.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker ("CODM") under these guidelines.

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

The CODM evaluates Company performance based on net income, and this information is used to measure profitability, make budgeting and forecasting decisions, monitor performance trends, and to compare actual results to forecasts. The CODM regularly reviews the consolidated statement of income and a disaggregation of operating expenses, with a focus on personnel-related and product development expenses. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below presents the Company's significant segment operating expenses (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Personnel-related (1)	$88,318	$84,501
Product development (2)	13,731	14,916
Other segment items (3)	39,587	42,716
Total Operating Expense	$141,636	$142,133

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

Geographic Area
The Company's geographic details of revenue are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
China	$189,955	$205,708
India	75,429	38,032
Hong Kong	49,175	41,649
Vietnam	36,263	26,283
South Korea	32,893	38,883
United States	4,648	5,216
Rest of World	18,909	18,255
Total consolidated sales	$407,272	$374,026

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2025, contained in our fiscal year 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2025.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2025 Annual Report on Form 10-K filed with the Commission on May 23, 2025, and in "Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the first quarter of fiscal year 2026, we continued to execute on these strategic initiatives. We were delighted with the success of our latest-generation smartphone audio components, including our custom boosted amplifier and first 22-nanometer smart codec. Outside of smartphones, we continued to gain traction in the laptop market. In the June quarter, our next-generation amplifier and codec were designed into several new laptops, we announced a collaboration with Compal to address persistent audio quality challenges, and we continued development on multiple new laptop components. Progress in our general market business, which spans the professional audio, automotive, industrial, and imaging end markets, included ramping production of our latest-generation analog-to-digital converters (ADCs), digital-to-analog converters (DACs), and an ultra-high-performance audio codec. Finally, we also began shipping our recently-introduced timing product to an automotive customer.

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

There have been no significant changes during the three months ended June 28, 2025, to the information provided under the headings “Critical Accounting Estimates” and "Summary of Significant Accounting Policies" included in our fiscal year 2025 Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2026 and 2025 are 52-week fiscal years.

The following table summarizes the results of our operations for the three months of fiscal years 2026 and 2025, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 28,	June 29,
	2025	2024
Net sales	100%	100%
Gross margin	53%	51%
Research and development	25%	28%
Selling, general and administrative	10%	10%
Income from operations	18%	13%
Interest income	2%	2%
Interest expense	—%	—%
Other income (expense)	—%	—%
Income before income taxes	20%	15%
Provision for income taxes	5%	4%
Net income	15%	11%

Net Sales

Net sales for the first quarter of fiscal year 2026 increased $33.2 million, or 9 percent, to $407.3 million from $374.0 million in the first quarter of fiscal year 2025.  Net sales from our audio products increased $21.1 million, primarily driven by sales associated with latest-generation products and higher smartphone unit volumes in the first quarter of fiscal year 2026. Net sales from HPMS products increased $12.2 million for the quarter versus the first quarter of fiscal year 2025, primarily due to higher smartphone unit volumes and sales associated with latest-generation products.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for the first quarters of fiscal years 2026 and 2025. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2026 and 2025, our ten largest end customers represented approximately 95 percent and 96 percent, of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 86 percent and 88 percent of the Company’s total net sales for the first quarter of fiscal years 2026 and 2025, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 28, 2025 or June 29, 2024.

For more information, please see "Part II, Item 1A - Risk Factors" — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.6 percent in the first quarter of fiscal year 2026, up from 50.5 percent in the first quarter of fiscal year 2025, largely due to a more favorable product mix.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2026 was $102.9 million, a decrease of $2.5 million, from $105.4 million in the first quarter of fiscal year 2025. Significant drivers included reduced stock-based compensation and product development costs, partially offset by increased employee-related costs in the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2026 was $38.7 million, an increase of $2.0 million, from $36.8 million in the first quarter of fiscal year 2025, due primarily to increased stock-based compensation and employee-related expenses. The increase was partially offset by the absence in the first quarter of fiscal year 2026 of lease impairment costs incurred during the first quarter of fiscal year 2025, related to refined sublease assumptions for previously vacated office space.

Interest Income

The Company reported interest income of $8.8 million and $8.4 million for the three months ended June 28, 2025 and June 29, 2024, respectively. Interest income increased in the current period due to returns generated from higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.2 million for the three months ended June 28, 2025 and June 29, 2024, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income (Expense)

For the three months ended June 28, 2025 and June 29, 2024, the Company reported other expense of $0.4 million and $1.6 million in other income, respectively. This activity primarily related to non-investment related income (expense) and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 28,	June 29,
	2025	2024
Income before income taxes	$80,628	$56,603
Provision for income taxes	$19,931	$14,508
Effective tax rate	24.7%	25.6%

Our income tax expense for the first quarter of fiscal year 2026 was $19.9 million compared to $14.5 million for the first quarter of fiscal year 2025, resulting in effective tax rates of 24.7 percent and 25.6 percent, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions, including the permanent elimination of the requirement to capitalize and amortize U.S. R&D expenditures, modifications to international tax provisions, and the permanent extension of certain expiring provisions initially established by the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective in fiscal year 2027. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the second quarter of fiscal year 2026.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $116.1 million for the first three months of fiscal year 2026 versus $87.2 million generated for the corresponding period of fiscal year 2025.  The cash flow from operations during the first three months of fiscal year 2026 was related to the cash components of our net income and a $27.4 million favorable change in working capital, primarily as a result of decreases in inventory, increases in prepaid wafer usage (related to the Capacity Reservation Agreement) and income taxes payable, partially offset by decreases in accounts payable and other accrued liabilities.  The cash flow from operations during the corresponding period of fiscal year 2025 was related to the cash components of our net income and a $16.1 million favorable change in working capital, primarily as a result of increases in income taxes payable, accounts payable and other accrued liabilities and prepaid wafer usage (related to the Capacity Reservation Agreement), partially offset by increases in accounts receivables.

Net cash used in investing activities was $6.2 million during the first three months of fiscal year 2026 versus $66.6 million during the first three months of fiscal year 2025.  The cash used in investing activities in the first three months of fiscal year 2026 was related to net purchases of marketable securities of $3.4 million and capital expenditures and technology investments of $2.8 million.  The cash used in investing activities in the corresponding period in fiscal year 2025 was related to net purchases of marketable securities of $56.4 million and capital expenditures and technology investments of $10.1 million.

Net cash used in financing activities was $100.7 million during the first three months of fiscal year 2026 and was primarily associated with stock repurchases for the period of $100.0 million. The cash used in financing activities during the first three months of fiscal year 2025 of $32.0 million was primarily associated with stock repurchases during the period of $41.0 million, partially offset by $9.0 million in net proceeds from the issuance of common stock, primarily related to stock option exercises.

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

As of June 28, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of June 28, 2025, does not materially differ from the description of our market risks included in "Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2025 Annual Report on Form 10-K filed with the Commission on May 23, 2025. For related financial statement impact see Note 5 - Derivative Financial Instruments of the Notes to the Consolidated Condensed Financial Statements.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 28, 2025.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 29, 2025, as filed with the Commission on May 23, 2025, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2026 and 2025, our ten largest end customers represented approximately 95 percent and 96 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 86 percent and 88 percent of the Company’s total net sales for the first quarter of fiscal years 2026 and 2025, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 28, 2025, or June 29, 2024.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 28, 2025 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 - April 26, 2025	297	$84.26	297	$529,108
April 27, 2025 - May 24, 2025	628	$105.02	628	$463,108
May 25, 2025 - June 28, 2025	88	$101.73	88	$454,108
Total	1,013	$98.66	1,013	$454,108

(1) As of June 28, 2025, the Company has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in March 2025. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 1.0 million shares of its common stock for $100.0 million during the first quarter of fiscal year 2026, completing the previous $500 million 2022 share repurchase authorization and beginning repurchases under the 2025 share repurchase authorization. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 28, 2025.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the first quarter of fiscal year 2026. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the first quarter of fiscal year 2026.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement
Denise Grode	Adoption	Rule 10b5-1(c)	May 30, 2025	October 31, 2025	up to 4,410 to be sold
EVP, Chief Human Resources Officer

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

CIRRUS LOGIC, INC.

Date:	August 5, 2025	/s/ Jeff Woolard

Jeff Woolard

Chief Financial Officer