Form 10-Q
period 2025-09-27
CIRRUS LOGIC, INC.
filed 2025-11-04
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 31, 2025 was 51,030,389.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 27,	March 29,
	2025	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$593,476	$539,620
Marketable securities	52,424	56,160
Accounts receivable, net	355,397	216,009
Inventories	236,409	299,092
Prepaid assets	51,657	48,236
Prepaid wafers	45,056	52,560
Other current assets	32,581	28,057
Total current assets	1,367,000	1,239,734

Long-term marketable securities	250,146	239,036
Right-of-use lease assets	125,315	126,688
Property and equipment, net	151,154	159,900
Intangibles, net	24,451	27,461
Goodwill	435,936	435,936
Deferred tax assets	46,511	48,150
Long-term prepaid wafers	—	15,512
Other assets	29,170	34,656
Total assets	$2,429,683	$2,327,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,974	$63,162
Accrued salaries and benefits	52,689	52,075
Software license agreements	26,803	26,745
Current lease liabilities	19,481	21,811
Other accrued liabilities	31,376	31,395
Total current liabilities	210,323	195,188

Long-term liabilities:
Non-current lease liabilities	120,985	121,908
Non-current income taxes	45,357	44,040
Software license agreements	10,576	16,488
Total long-term liabilities	176,918	182,436

Stockholders' equity:
Capital stock	1,903,638	1,860,281
Accumulated earnings	139,025	90,351
Accumulated other comprehensive loss	(221)	(1,183)
Total stockholders' equity	2,042,442	1,949,449
Total liabilities and stockholders' equity	$2,429,683	$2,327,073

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	$560,960	$541,857	$968,232	$915,883
Cost of sales	266,586	259,267	459,828	444,368
Gross profit	294,374	282,590	508,404	471,515
Operating expenses
Research and development	110,021	112,925	212,913	218,288
Selling, general and administrative	39,589	37,813	78,333	74,583
Total operating expenses	149,610	150,738	291,246	292,871
Income from operations	144,764	131,852	217,158	178,644
Interest income	8,938	8,378	17,779	16,798
Interest expense	(243)	(244)	(462)	(462)
Other income (expense)	(63)	19	(451)	1,628
Income before income taxes	153,396	140,005	234,024	196,608
Provision for income taxes	21,800	37,865	41,731	52,373
Net income	$131,596	$102,140	$192,293	$144,235

Basic earnings per share	$2.57	$1.92	$3.74	$2.70
Diluted earnings per share	$2.48	$1.83	$3.61	$2.59
Basic weighted average common shares outstanding	51,175	53,275	51,451	53,354
Diluted weighted average common shares outstanding	53,054	55,800	53,195	55,753

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net income	$131,596	$102,140	$192,293	$144,235
Other comprehensive loss, before tax
Foreign currency translation gain (loss)	(209)	717	560	359
Unrealized gain on marketable securities	267	4,851	509	4,493
Provision for income taxes	(56)	(1,019)	(107)	(944)
Comprehensive income	$131,598	$106,689	$193,255	$148,143

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net income	$192,293	$144,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,877	24,977
Stock-based compensation expense	41,406	43,832
Deferred income taxes	1,532	(913)
Loss on retirement or write-off of long-lived assets	—	12
Other non-cash adjustments	52	1,191
Net change in operating assets and liabilities:
Accounts receivable	(139,388)	(161,620)
Inventories	62,683	(44,517)
Prepaid wafers	23,016	37,885
Other assets	(6,471)	(5,800)
Accounts payable and other accrued liabilities	20,645	39,305
Income taxes payable	(13,300)	16,805
Net cash provided by operating activities	208,345	95,392

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	62,742	13,481
Purchases of available-for-sale marketable securities	(69,606)	(72,637)
Purchases of property, equipment and software	(6,506)	(12,660)
Investments in technology	(774)	(225)
Net cash used in investing activities	(14,144)	(72,041)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,950	15,055
Repurchase of stock to satisfy employee tax withholding obligations	(2,310)	(4,426)
Repurchase and retirement of common stock	(139,985)	(90,985)
Net cash used in financing activities	(140,345)	(80,356)

Net increase (decrease) in cash and cash equivalents	53,856	(57,005)

Cash and cash equivalents at beginning of period	539,620	502,764
Cash and cash equivalents at end of period	$593,476	$445,759

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, June 29, 2024	53,335	$53	$1,792,230	$58,591	$(3,244)	$1,847,630
Net income	—	—	—	102,140	—	102,140
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	3,832	3,832
Change in foreign currency translation adjustments	—	—	—	—	717	717
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	154	—	4,859	(3,207)	—	1,652
Repurchase and retirement of common stock	(357)	—	—	(50,291)	—	(50,291)
Stock-based compensation	—	—	22,447	—	—	22,447
Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127

Balance, June 28, 2025	51,314	$51	$1,881,421	$49,035	$(223)	$1,930,284
Net income	—	—	—	131,596	—	131,596
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	211	211
Change in foreign currency translation adjustments	—	—	—	—	(209)	(209)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	66	—	1,569	(1,262)	—	307
Repurchase and retirement of common stock	(362)	—	—	(40,344)	—	(40,344)
Stock-based compensation	—	—	20,597	—	—	20,597
Balance, September 27, 2025	51,018	$51	$1,903,587	$139,025	$(221)	$2,042,442
Six Months Ended
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	144,235	—	144,235
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	3,549	3,549
Change in foreign currency translation adjustments	—	—	—	—	359	359
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	359	—	15,056	(4,426)	—	10,630
Repurchase and retirement of common stock	(718)	—	—	(91,492)	—	(91,492)
Stock-based compensation	—	—	43,832	—	—	43,832
Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127

Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	192,293	—	192,293
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	402	402
Change in foreign currency translation adjustments	—	—	—	—	560	560
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	103	—	1,952	(2,311)	—	(359)
Repurchase and retirement of common stock	(1,376)	(1)	—	(141,308)	—	(141,309)
Stock-based compensation	—	—	41,406	—	—	41,406
Balance, September 27, 2025	51,018	$51	$1,903,587	$139,025	$(221)	$2,042,442

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

2. Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The guidance provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, requiring more consistent categories and greater disaggregation of information by jurisdiction. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, although retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on financial statement disclosures and expects to provide these disclosures in the fourth quarter of fiscal year 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense categories in the notes to the financial statements in order to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to software development stages, or “project stages,” in assessing the timing of software cost capitalization. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted using the prospective, modified, or retrospective transition methods. The Company is currently evaluating the impact of this guidance on financial statement disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as “Marketable securities,” within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at September 27, 2025 (in thousands):

As of September 27, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$298,125	$2,143	$(35)	$300,233
U.S. Treasury securities	2,314	23	—	2,337
Total securities	$300,439	$2,166	$(35)	$302,570

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were immaterial related to securities with total amortized costs of approximately $18.2 million at September 27, 2025. There were no securities in a continuous unrealized loss position for more than 12 months as of September 27, 2025. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 27, 2025, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 27, 2025		March 29, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$52,111	$52,424	$56,044	$56,160
After 1 year	248,328	250,146	237,530	239,036
Total	$300,439	$302,570	$293,574	$295,196

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, and U.S Treasury securities, and are reflected on our Consolidated Condensed Balance Sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's long-term revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate (“Term SOFR”) plus 10 basis points plus applicable margin. As of September 27, 2025, there are no amounts drawn under the facility and the fair value is zero.

As of September 27, 2025 and March 29, 2025, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended September 27, 2025.

The following summarizes the fair value of our financial instruments at September 27, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$543,774	$—	$—	$543,774

Available-for-sale securities
Corporate debt securities	$—	$300,233	$—	$300,233
U.S. Treasury securities	2,337	—	—	2,337
	$2,337	$300,233	$—	$302,570

The following summarizes the fair value of our financial instruments at March 29, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	491,467	—	—	491,467

Available-for-sale securities
Corporate debt securities	$—	$286,465	$—	$286,465
U.S. Treasury securities	8,731	—	—	8,731
	$8,731	$286,465	$—	$295,196

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within “Other income (expense)” in the Consolidated Condensed Statements of Income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of September 27, 2025, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $19.2 million. The fair value of this contract was not material as of September 27, 2025.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(266)	$684	$898	$652	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 27,	March 29,
	2025	2025
Gross accounts receivable	$355,397	$216,009
Allowance for doubtful accounts	—	—
Accounts receivable, net	$355,397	$216,009

The increase in accounts receivable is due to the timing of collections and billings during the quarter.

7. Inventories

Inventories are comprised of the following (in thousands):

	September 27,	March 29,
	2025	2025
Work in process	$182,307	$216,173
Finished goods	54,102	82,919
	$236,409	$299,092

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

On March 20, 2023, the Company, entered into the First Amendment (the “Amendment”) to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate (“LIBOR”) with Term SOFR, for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.

Borrowings under the Revolving Credit Facility may bear interest, at Cirrus Logic’s election, at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a Term SOFR rate plus a 10 basis point credit spread adjustment plus the applicable margin. The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.

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

As of September 27, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal (“HPMS”).

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Audio Products	$318,214	$316,588	$558,257	$535,558
HPMS Products	242,746	225,269	409,975	380,325
	$560,960	$541,857	$968,232	$915,883

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
China	$302,950	$325,742	$492,905	$531,450
United States	3,033	2,471	7,681	7,687
Rest of World	254,977	213,644	467,646	376,746
	$560,960	$541,857	$968,232	$915,883

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Income before income taxes	$153,396	$140,005	$234,024	$196,608
Provision for income taxes	$21,800	$37,865	$41,731	$52,373
Effective tax rate	14.2%	27.0%	17.8%	26.6%

Our income tax expense was $21.8 million and $37.9 million for the second quarters of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 14.2 percent and 27.0 percent, respectively. Our income tax expense was $41.7 million and $52.4 million for the first six months of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 17.8 percent and 26.6 percent, respectively.

Effective tax rates for fiscal year 2025 were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that required research and development (“R&D”) expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, which resulted in increased GILTI inclusions in these periods. In addition, those periods were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

The effective tax rates for the second quarter and first six months of fiscal year 2026 were lower than the prior periods presented due to the current quarter enactment of the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025. The OBBBA includes a broad range of tax reform provisions and extends or modifies several provisions initially enacted by the Tax Cuts and Jobs Act of 2017. Beginning with fiscal year 2026, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. R&D expenditures. A number of other provisions of the OBBBA, including modifications to existing international tax provisions, will take effect in fiscal year 2027.

In connection with its initial analysis of the OBBBA, the Company determined that its forecasted annual effective tax rate for fiscal year 2026 decreased, primarily due to U.S. R&D expenditures no longer being capitalized within GILTI (renamed by the OBBBA as net controlled foreign corporation tested income), which the Company has elected to treat as a period cost.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 27, 2025, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 27, 2025, the balance of accrued interest and penalties, net of tax, was $13.3 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service (“IRS”).  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposed penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and has not accrued an additional liability. In July 2024, the Company entered the administrative dispute process with the IRS Independent Office of Appeals (“IRS Appeals”). We intend to vigorously dispute the proposed adjustments and pursue judicial remedies if an acceptable outcome cannot be reached with IRS Appeals. The Company expects it could take a number of years to reach resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes that may ultimately result. However, if the IRS prevails in these matters, the ultimate amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 27, 2025 and September 28, 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Numerator:
Net income	$131,596	$102,140	$192,293	$144,235
Denominator:
Weighted average shares outstanding	51,175	53,275	51,451	53,354
Effect of dilutive securities	1,879	2,525	1,744	2,399
Weighted average diluted shares	53,054	55,800	53,195	55,753
Basic earnings per share	$2.57	$1.92	$3.74	$2.70
Diluted earnings per share	$2.48	$1.83	$3.61	$2.59

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 27, 2025 were 65 thousand and 252 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 28, 2024 were 8 thousand and 229 thousand, respectively, as the shares were anti-dilutive.
12. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”). On February 18, 2025, the Capacity Reservation Agreement was amended (the “Amendment”) to define the quarterly spread of the remaining wafer quantities under the agreement.

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $12 million as of September 27, 2025, and is recorded in “Other current assets” and “Other assets” on the Consolidated Condensed Balance Sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $45 million at September 27, 2025, and is currently recorded in “Prepaid wafers” on the Consolidated Condensed Balance Sheets.

Lease Agreement

In the second quarter of fiscal year 2026, the Company commenced a 10-year operating lease for corporate office space in Greensboro, North Carolina. As a result, the Company recognized a liability of $4.8 million for future lease payments and a corresponding right-of-use lease asset. Lease liabilities and right-of-use lease assets are presented separately on the Consolidated Condensed Balance Sheets as of September 27, 2025.

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

14. Stockholders' Equity

Common Stock

The Company issued a net 0.1 million shares of common stock during the three and six months ended September 27, 2025, respectively, and issued a net 0.2 million and 0.4 million shares of common stock for the three and six months ended September 28, 2024, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of September 27, 2025, approximately $1.3 million is accrued related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's stock. During the three months ended June 28, 2025, the Company completed share repurchases under the 2022 authorization. In March 2025, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. As of September 27, 2025, approximately $85.9 million of the Company's common stock has been repurchased, leaving approximately $414.1 million available for repurchase under the 2025 authorization. During the three months ended September 27, 2025, the Company repurchased 0.4 million shares of the Company's common stock for $40.0 million, at an average cost of $110.55 per share under the 2025 authorization. During the six months ended September 27, 2025, the Company repurchased 1.4 million of the Company's common stock for $140.0 million, at an average cost of $101.78 per share under the combined share authorizations.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker (“CODM”) under these guidelines.

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

The table below presents the Company's significant segment operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Personnel-related (1)	$91,148	$89,280	$179,467	$173,778
Product development (2)	16,550	17,497	30,281	32,413
Other segment items (3)	41,912	43,961	81,498	86,680
Total Operating Expense	$149,610	$150,738	$291,246	$292,871

(1) Personnel-related expenses include variable compensation and employee-related expenses, which primarily include employee base pay and benefit expenses.
(2) Product development costs include software, engineering mask sets, wafers, and boards, as well as outside design services.
(3) Other segment items primarily include stock-based compensation, facilities-related costs, depreciation and amortization, and non-recurring charges, offset by the benefit received from research and development expenditure credits.

Geographic Area
The Company's geographic details of revenue are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
China	$302,950	$325,742	$492,905	$531,450
India	69,765	41,650	145,194	79,682
Hong Kong	69,335	62,356	118,510	104,005
Vietnam	57,464	42,251	93,727	68,534
South Korea	34,238	46,709	67,131	85,592
United States	3,033	2,471	7,681	7,687
Rest of World	24,175	20,678	43,084	38,933
Total consolidated sales	$560,960	$541,857	$968,232	$915,883

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q including Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are based on expectations, estimates, forecasts and projections and the beliefs and assumptions of our management as of the filing of this Form 10-Q.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and readers should not place undue reliance on such statements.  We undertake no obligation, and expressly disclaim any duty, to revise or update publicly any forward-looking statement for any reason, except as required by law.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2025 Annual Report on Form 10-K filed with the Commission on May 23, 2025, and in “Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the second quarter of fiscal year 2026, we continued to execute on these strategic initiatives. We were delighted to see multiple smartphone customers introduce their latest generation devices featuring our audio and HPMS components. Outside of smartphones, we continued to execute on our plan to grow market share in the PC market. Progress in this space included securing our first mainstream consumer laptop design, expanding our collaboration with leading System-on-a-Chip (SoC) vendors, and developing new products with superior voice and audio capture capabilities. Additionally, we continue to focus on our general market business. During the quarter, we gained design momentum with customers on our latest-generation ADCs, DACs, and ultra-high-performance audio codec. We also received positive initial feedback on our family of analog front-end components targeting imaging applications and saw increased engagement on our latest timing product family. Looking forward, we are optimistic about the opportunities ahead of us as we continue to seek to leverage our mixed-signal design and signal processing expertise to diversify our product portfolio and expand our addressable market.

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

There have been no significant changes during the three and six months ended September 27, 2025, to the information provided under the headings “Critical Accounting Estimates” and “Summary of Significant Accounting Policies” included in our fiscal year 2025 Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2026 and 2025 are 52-week fiscal years.

The following table summarizes the results of our operations for the three and six months of fiscal years 2026 and 2025, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Gross margin	53%	52%	53%	52%
Research and development	20%	21%	22%	24%
Selling, general and administrative	7%	7%	9%	8%
Income from operations	26%	24%	22%	20%
Interest income	1%	2%	2%	2%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	27%	26%	24%	22%
Provision for income taxes	4%	7%	4%	6%
Net income	23%	19%	20%	16%

Net Sales

Net sales for the second quarter of fiscal year 2026 increased $19.1 million, or 4 percent, to $561.0 million from $541.9 million in the second quarter of fiscal year 2025.  Net sales from our audio products increased $1.6 million, primarily driven by higher smartphone unit volumes in the second quarter of fiscal year 2026 and sales associated with latest-generation products, partially offset by declines in average sales prices (“ASPs”). Net sales from HPMS products increased $17.5 million for the quarter versus the second quarter of fiscal year 2025, primarily due to higher general market sales, smartphone unit volumes and sales associated with latest-generation products, partially offset by declines in ASPs.

Net sales for the first six months of fiscal year 2026 increased $52.3 million, or 6 percent, to $968.2 million from $915.9 million for the first six months of fiscal year 2025. Net sales from our audio products increased $22.7 million, primarily driven by higher smartphone unit volumes and sales associated with latest-generation products, partially offset by declines in ASPs. Net sales from HPMS products increased $29.7 million for the year versus the first six months of fiscal year 2025, primarily due to higher general market sales, smartphone unit volumes, and sales associated with latest-generation products, partially offset by declines in ASPs.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 100 percent of net sales for the second quarters of fiscal years 2026 and 2025, respectively, and 99 percent for each of the first six month periods of fiscal years 2026 and 2025. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For each of the second quarters of fiscal years 2026 and 2025, our ten largest end customers represented approximately 97 percent, of our net sales, and 97 percent and 96 percent of our net sales for the first six months of fiscal years 2026 and 2025, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent of the Company’s total net sales for each of the second quarters of fiscal years 2026 and 2025, and 88 percent and 89 percent for the first six months of fiscal years 2026 and 2025, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 27, 2025 or September 28, 2024.

For more information, please see “Part II, Item 1A - Risk Factors” — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.5 percent in the second quarter of fiscal year 2026, up from 52.2 percent in the second quarter of fiscal year 2025, largely due to a more favorable product mix, partially offset by higher inventory reserves.

Gross margin was 52.5 percent for the first six months of fiscal year 2026, up from 51.5 percent for the first six months of fiscal year 2025 due to a more favorable product mix, partially offset by higher inventory reserves.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2026 was $110.0 million, a decrease of $2.9 million, from $112.9 million in the second quarter of fiscal year 2025. Significant drivers included reduced stock-based compensation and product development costs, partially offset by increased employee-related costs in the current quarter.

Research and development expense for the first six months of fiscal year 2026 was $212.9 million, a decrease of $5.4 million, from $218.3 million for the first six months of fiscal year 2025, primarily due to reduced stock-based compensation, product development, and facilities-related costs, partially offset by increased employee-related costs for the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2026 was $39.6 million, an increase of $1.8 million, from $37.8 million in the second quarter of fiscal year 2025, due primarily to increased stock-based compensation costs.

Selling, general and administrative expense for the first six months of fiscal year 2026 was $78.3 million, an increase of $3.8 million, from $74.6 million for the first six months of fiscal year 2025, primarily due to increased stock-based compensation and employee-related expenses, partially offset by the non-recurring lease impairment costs related to the prior comparable period.

Interest Income

The Company reported interest income of $8.9 million and $17.8 million for the three and six months ended September 27, 2025, respectively, and $8.4 million and $16.8 million for the three and six months ended September 28, 2024, respectively. Interest income increased in the current period due to returns generated from higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.2 million and $0.5 million for the three and six months ended September 27, 2025, respectively, and $0.2 million and $0.5 million for the three and six months ended September 28, 2024, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income (Expense)

For the three and six months ended September 27, 2025, the Company reported other expense of $0.1 million and $0.5 million, respectively. For the three and six months ended September 28, 2024, the Company reported other income of an immaterial amount and $1.6 million, respectively. This activity primarily related to non-investment related income (expense) and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Income before income taxes	$153,396	$140,005	$234,024	$196,608
Provision for income taxes	$21,800	$37,865	$41,731	$52,373
Effective tax rate	14.2%	27.0%	17.8%	26.6%

Our income tax expense for the second quarter of fiscal year 2026 was $21.8 million compared to $37.9 million for the second quarter of fiscal year 2025, resulting in effective tax rates of 14.2 percent and 27.0 percent, respectively. Our income tax expense was $41.7 million and $52.4 million for the first six months of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 17.8 percent and 26.6 percent, respectively.

Effective tax rates for fiscal year 2025 were unfavorably impacted by a provision in the Tax Cuts and Jobs Act of 2017 that required research and development (“R&D”) expenditures incurred in tax years beginning after December 31, 2021 to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, which resulted in increased GILTI inclusions in these periods. In addition, those periods were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

The effective tax rates for the second quarter and first six months of fiscal year 2026 were lower than the prior periods presented due to the current quarter enactment of the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025. The OBBBA includes a broad range of tax reform provisions and extends or modifies several provisions initially enacted by the Tax Cuts and Jobs Act of 2017. Beginning with fiscal year 2026, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. R&D expenditures. A number of other provisions of the OBBBA, including modifications to existing international tax provisions, will take effect in fiscal year 2027.

In connection with its initial analysis of the OBBBA, the Company determined that its forecasted annual effective tax rate for fiscal year 2026 decreased, primarily due to U.S. R&D expenditures no longer being capitalized within GILTI (renamed by the OBBBA as net controlled foreign corporation tested income), which the Company has elected to treat as a period cost.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $208.3 million for the first six months of fiscal year 2026 versus $95.4 million generated for the corresponding period of fiscal year 2025.  The cash flow from operations during the first six months of fiscal year 2026 was related to the cash components of our net income and a $52.8 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and decreases in income taxes payables, partially offset by decreases in inventory, and increases in prepaid wafer usage (related to the Capacity Reservation Agreement) and accounts payable and other accrued liabilities.  The cash flow from operations during the corresponding period of fiscal year 2025 was related to the cash components of our net income and a $117.9 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventory, partially offset by increases in accounts payable and other accrued liabilities, prepaid wafer usage (related to the Capacity Reservation Agreement), and income taxes payable.

Net cash used in investing activities was $14.1 million during the first six months of fiscal year 2026 versus $72.0 million during the first six months of fiscal year 2025.  The cash used in investing activities in the first six months of fiscal year 2026 was related to net purchases of marketable securities of $6.9 million and capital expenditures and technology investments of $7.3 million.  The cash used in investing activities in the corresponding period in fiscal year 2025 was related to net purchases of marketable securities of $59.2 million and capital expenditures and technology investments of $12.9 million.

Net cash used in financing activities was $140.3 million during the first six months of fiscal year 2026 and was primarily associated with stock repurchases for the period of $140.0 million. The cash used in financing activities during the first six months of fiscal year 2025 of $80.4 million was primarily associated with stock repurchases during the period of $91.0 million, partially offset by $10.6 million in net proceeds from the issuance of common stock, primarily related to stock option exercises.

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
Revolving Credit Facility

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (“Subsidiary Guarantors”). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

On March 20, 2023, the Company, entered into the First Amendment (the “Amendment”) to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace LIBOR with Term SOFR, for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.

As of September 27, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of September 27, 2025, does not materially differ from the description of our market risks included in “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2025 Annual Report on Form 10-K filed with the Commission on May 23, 2025. For related financial statement impact see Note 5 - Derivative Financial Instruments of the Notes to the Consolidated Condensed Financial Statements.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 27, 2025.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For each of the second quarters of fiscal years 2026 and 2025, our ten largest end customers represented approximately 97 percent of our net sales. For the first six months of fiscal years of 2026 and 2025, our ten largest end customers represented approximately 97 percent and 96 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent of the Company’s total net sales for each of the second quarters of fiscal years 2026 and 2025, and 88 percent and 89 percent for the first six months of fiscal years of 2026 and

2025, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three or six months ended September 27, 2025, or September 28, 2024.

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

Competition for highly qualified personnel in our industry, particularly for employees with technical backgrounds, is intense. Some companies in our industry have adopted flexible remote work arrangements that provide more flexibility than our working arrangements, which may put us at a competitive disadvantage for talent. Accordingly, we expect competition for qualified personnel to continue to be intense because there are a limited number of individuals in the job market with the skills that we and our competitors require.

There also is a risk that changes in immigration laws and regulations, or their administration or enforcement, can impair our ability to attract and retain qualified engineering personnel. In the U.S., where a significant portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the U.S. may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the U.S. and abroad, additionally limiting the pool of available talent.

The Department of Homeland Security has proposed rules to amend the H-1B registration and selection process to implement a weighted lottery system based on wage levels. Under this proposal, registrations for positions offering higher wages would be given proportionally greater chances of selection while lower wage levels would receive fewer entries. This proposed weighting system would favor higher-paid positions and could disadvantage employers, like us, seeking to hire early-career or entry-level engineers who typically qualify at lower wage levels. If implemented, this rule could further limit our access to qualified foreign technical talent and increase uncertainty in our ability to secure H-1B employees.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 27, 2025 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2025 - July 26, 2025	—	$—	—	$454,108
July 27, 2025 - August 23, 2025	339	$110.05	339	$416,806
August 24, 2025 - September 27, 2025	23	$117.96	23	$414,122
Total	362	$110.55	362	$414,122

(1) As of September 27, 2025, the Company has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in March 2025. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 27, 2025.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the second quarter of fiscal year 2026. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the second quarter of fiscal year 2026.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Andrew Brannan	Adoption	Rule 10b5-1(c)	August 15, 2025	November 15, 2026	up to 8,913 to be sold
EVP, Worldwide Sales
John Forsyth	Adoption	Rule 10b5-1(c)	August 29, 2025	August 31, 2026	up to 26,806 to be sold
CEO

(1) Except as indicated by footnote, each trading arrangement marked as “Rule 10b5-1(c)” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
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

CIRRUS LOGIC, INC.

Date:	November 4, 2025	/s/ Jeff Woolard

Jeff Woolard

Chief Financial Officer