Form 10-Q
period 2025-12-27
CIRRUS LOGIC, INC.
filed 2026-02-03
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 30, 2026 was 51,007,389.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 27, 2025

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 27,	March 29,
	2025	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$778,083	$539,620
Marketable securities	44,280	56,160
Accounts receivable, net	278,989	216,009
Inventories	189,483	299,092
Prepaid assets	54,373	48,236
Prepaid wafers	32,873	52,560
Other current assets	31,268	28,057
Total current assets	1,409,349	1,239,734

Long-term marketable securities	259,564	239,036
Right-of-use lease assets	123,432	126,688
Property and equipment, net	148,352	159,900
Intangibles, net	22,619	27,461
Goodwill	435,936	435,936
Deferred tax assets	38,247	48,150
Long-term prepaid wafers	—	15,512
Other assets	19,021	34,656
Total assets	$2,456,520	$2,327,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,863	$63,162
Accrued salaries and benefits	49,769	52,075
Software license agreements	26,803	26,745
Current lease liabilities	19,713	21,811
Other accrued liabilities	19,043	31,395
Total current liabilities	184,191	195,188

Long-term liabilities:
Non-current lease liabilities	117,599	121,908
Non-current income taxes	46,033	44,040
Software license agreements	5,468	16,488
Total long-term liabilities	169,100	182,436

Stockholders' equity:
Capital stock	1,925,238	1,860,281
Accumulated earnings	178,693	90,351
Accumulated other comprehensive loss	(702)	(1,183)
Total stockholders' equity	2,103,229	1,949,449
Total liabilities and stockholders' equity	$2,456,520	$2,327,073

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net sales	$580,624	$555,738	$1,548,856	$1,471,621
Cost of sales	272,498	257,951	732,326	702,319
Gross profit	308,126	297,787	816,530	769,302
Operating expenses
Research and development	113,553	112,976	326,466	331,264
Selling, general and administrative	41,646	39,042	119,979	113,625
Total operating expenses	155,199	152,018	446,445	444,889
Income from operations	152,927	145,769	370,085	324,413
Interest income	9,494	8,364	27,273	25,162
Interest expense	(218)	(218)	(680)	(680)
Other income (expense)	246	(214)	(205)	1,414
Income before income taxes	162,449	153,701	396,473	350,309
Provision for income taxes	22,139	37,696	63,870	90,069
Net income	$140,310	$116,005	$332,603	$260,240

Basic earnings per share	$2.75	$2.19	$6.48	$4.89
Diluted earnings per share	$2.66	$2.11	$6.27	$4.69
Basic weighted average common shares outstanding	51,037	53,081	51,313	53,263
Diluted weighted average common shares outstanding	52,698	55,076	53,041	55,529

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net income	$140,310	$116,005	$332,603	$260,240
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(377)	(937)	183	(578)
Unrealized gain (loss) on marketable securities	(132)	(3,116)	377	1,377
Benefit (provision) for income taxes	28	654	(79)	(290)
Comprehensive income	$139,829	$112,606	$333,084	$260,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 27,	December 28,
	2025	2024
Cash flows from operating activities:
Net income	$332,603	$260,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,954	37,801
Stock-based compensation expense	61,964	64,655
Deferred income taxes	9,824	7,466
Loss on retirement or write-off of long-lived assets	—	381
Other non-cash adjustments	26	812
Net change in operating assets and liabilities:
Accounts receivable	(62,980)	(99,465)
Inventories	109,609	(48,310)
Prepaid wafers	35,199	58,296
Other assets	2,320	(4,080)
Accounts payable and other accrued liabilities	(9,823)	17,749
Income taxes payable	(18,517)	18,435
Net cash provided by operating activities	499,179	313,980

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	113,439	25,904
Purchases of available-for-sale marketable securities	(121,710)	(117,505)
Purchases of property, equipment and software	(11,592)	(19,347)
Investments in technology	(848)	(225)
Net cash used in investing activities	(20,711)	(111,173)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,992	15,433
Repurchase of stock to satisfy employee tax withholding obligations	(33,032)	(33,538)
Repurchase and retirement of common stock	(209,965)	(161,022)
Net cash used in financing activities	(240,005)	(179,127)

Net increase in cash and cash equivalents	238,463	23,680

Cash and cash equivalents at beginning of period	539,620	502,764
Cash and cash equivalents at end of period	$778,083	$526,444

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, September 28, 2024	53,132	$53	$1,819,536	$107,233	$1,305	$1,928,127
Net income	—	—	—	116,005	—	116,005
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,462)	(2,462)
Change in foreign currency translation adjustments	—	—	—	—	(937)	(937)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	685	1	379	(29,112)	—	(28,732)
Repurchase and retirement of common stock	(679)	(1)	—	(70,025)	—	(70,026)
Stock-based compensation	—	—	20,823	—	—	20,823
Balance, December 28, 2024	53,138	$53	$1,840,738	$124,101	$(2,094)	$1,962,798

Balance, September 27, 2025	51,018	$51	$1,903,587	$139,025	$(221)	$2,042,442
Net income	—	—	—	140,310	—	140,310
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(104)	(104)
Change in foreign currency translation adjustments	—	—	—	—	(377)	(377)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	574	1	1,042	(30,721)	—	(29,678)
Repurchase and retirement of common stock	(591)	(1)	—	(69,921)	—	(69,922)
Stock-based compensation	—	—	20,558	—	—	20,558
Balance, December 27, 2025	51,001	$51	$1,925,187	$178,693	$(702)	$2,103,229
Nine Months Ended
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	260,240	—	260,240
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,087	1,087
Change in foreign currency translation adjustments	—	—	—	—	(578)	(578)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,044	1	15,435	(33,538)	—	(18,102)
Repurchase and retirement of common stock	(1,397)	(1)	—	(161,517)	—	(161,518)
Stock-based compensation	—	—	64,655	—	—	64,655
Balance, December 28, 2024	53,138	$53	$1,840,738	$124,101	$(2,094)	$1,962,798

Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	332,603	—	332,603
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	298	298
Change in foreign currency translation adjustments	—	—	—	—	183	183
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	677	1	2,994	(33,032)	—	(30,037)
Repurchase and retirement of common stock	(1,967)	(2)	—	(211,229)	—	(211,231)
Stock-based compensation	—	—	61,964	—	—	61,964
Balance, December 27, 2025	51,001	$51	$1,925,187	$178,693	$(702)	$2,103,229

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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to software development stages, or “project stages,” in assessing the timing of software cost capitalization. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted using the prospective, modified, or retrospective adoption methods. The Company is currently evaluating the impact of this guidance on financial statement disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants. The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted using the modified prospective, modified retrospective, or full retrospective adoption methods. The Company is currently evaluating the impact of this guidance on financial statement disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as “Marketable securities,” within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at December 27, 2025 (in thousands):

As of December 27, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$301,177	$2,043	$(50)	$303,170
U.S. Treasury securities	668	6	—	674
Total securities	$301,845	$2,049	$(50)	$303,844

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were $0.1 million related to securities with total amortized costs of approximately $34.6 million at December 27, 2025. There were no securities in a continuous unrealized loss position for more than 12 months as of December 27, 2025. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 27, 2025, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 27, 2025		March 29, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$43,982	$44,280	$56,044	$56,160
After 1 year	257,863	259,564	237,530	239,036
Total	$301,845	$303,844	$293,574	$295,196

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

The Company's revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate (“Term SOFR”) plus 10 basis points plus applicable margin. As of December 27, 2025, there are no amounts drawn under the facility and the fair value is zero.

As of December 27, 2025 and March 29, 2025, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended December 27, 2025.

The following summarizes the fair value of our financial instruments at December 27, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$721,568	$—	$—	$721,568

Available-for-sale securities
Corporate debt securities	$—	$303,170	$—	$303,170
U.S. Treasury securities	674	—	—	674
	$674	$303,170	$—	$303,844

The following summarizes the fair value of our financial instruments at March 29, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	491,467	—	—	491,467

Available-for-sale securities
Corporate debt securities	$—	$286,465	$—	$286,465
U.S. Treasury securities	8,731	—	—	8,731
	$8,731	$286,465	$—	$295,196

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

As of December 27, 2025, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $18.5 million. The fair value of this contract was not material as of December 27, 2025.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(80)	$(1,220)	$817	$(568)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 27,	March 29,
	2025	2025
Gross accounts receivable	$278,989	$216,009
Allowance for doubtful accounts	—	—
Accounts receivable, net	$278,989	$216,009

The increase in accounts receivable is due to the timing of collections and billings during the year.

7. Inventories

Inventories are comprised of the following (in thousands):

	December 27,	March 29,
	2025	2025
Work in process	$139,138	$216,173
Finished goods	50,345	82,919
	$189,483	$299,092

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

As of December 27, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal (“HPMS”).

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Audio Products	$344,455	$346,272	$902,713	$881,830
HPMS Products	236,169	209,466	646,143	589,791
	$580,624	$555,738	$1,548,856	$1,471,621

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
China	$357,155	$373,449	$850,060	$904,899
United States	3,272	5,638	10,953	13,325
Rest of World	220,197	176,651	687,843	553,397
	$580,624	$555,738	$1,548,856	$1,471,621

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Income before income taxes	$162,449	$153,701	$396,473	$350,309
Provision for income taxes	$22,139	$37,696	$63,870	$90,069
Effective tax rate	13.6%	24.5%	16.1%	25.7%

Our income tax expense was $22.1 million and $37.7 million for the third quarters of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 13.6 percent and 24.5 percent, respectively. Our income tax expense was $63.9 million and $90.1 million for the first nine months of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 16.1 percent and 25.7 percent, respectively.

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

The effective tax rates for the third quarter and first nine months of fiscal year 2026 were lower than the prior periods presented primarily due to U.S. R&D expenditures no longer being capitalized within GILTI (also known as net controlled foreign corporation tested income) beginning in fiscal year 2026 as a result of the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 27, 2025, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 27, 2025, the balance of accrued interest and penalties, net of tax, was $14.0 million.

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

The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service (“IRS”).  The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposed penalties of approximately $63.7 million. The Company does not agree with the IRS's positions and has not accrued an additional liability. In July 2024, the Company entered the administrative dispute process with the IRS Independent Office of Appeals (“IRS Appeals”). The Company continues to vigorously dispute the proposed adjustments, including through ongoing discussions as part of the administrative process with IRS Appeals. If an acceptable outcome cannot be reached with IRS Appeals, the Company is prepared to pursue judicial remedies, which could take a number of years to resolve. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes that may ultimately result. However, the ultimate amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods. The Company is not under an income tax audit in any other major taxing jurisdiction.

11. Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  These potentially dilutive items consist primarily of restricted stock units and outstanding stock options.

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 27, 2025 and December 28, 2024 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Numerator:
Net income	$140,310	$116,005	$332,603	$260,240
Denominator:
Weighted average shares outstanding	51,037	53,081	51,313	53,263
Effect of dilutive securities	1,661	1,995	1,728	2,266
Weighted average diluted shares	52,698	55,076	53,041	55,529
Basic earnings per share	$2.75	$2.19	$6.48	$4.89
Diluted earnings per share	$2.66	$2.11	$6.27	$4.69

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 27, 2025 were 44 thousand and 167 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 28, 2024 were 228 thousand and 224 thousand, respectively, as the shares were anti-dilutive.

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

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $10 million as of December 27, 2025, and is recorded in “Other current assets” on the Consolidated Condensed Balance Sheets. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $33 million at December 27, 2025, and is currently recorded in “Prepaid wafers” on the Consolidated Condensed Balance Sheets.

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

14. Stockholders' Equity

Common Stock

The Company issued a net 0.6 million and 0.7 million shares of common stock during the three and nine months ended December 27, 2025, respectively, and issued a net 0.7 million and 1.0 million shares of common stock for the three and nine months ended December 28, 2024, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of December 27, 2025, approximately $1.2 million is accrued related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In July 2022, the Board of Directors authorized the repurchase of up to $500 million of the Company's stock. During the three months ended June 28, 2025, the Company completed share repurchases under the 2022 authorization. In March 2025, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. As of December 27, 2025, approximately $155.9 million of the Company's common stock has been repurchased, leaving approximately $344.1 million available for repurchase under the 2025 authorization. During the three months ended

December 27, 2025, the Company repurchased 0.6 million shares of the Company's common stock for $70.0 million, at an average cost of $118.33 per share under the 2025 authorization. During the nine months ended December 27, 2025, the Company repurchased 2.0 million of the Company's common stock for $210.0 million, at an average cost of $106.76 per share under the combined share authorizations.

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

The table below presents the Company's significant segment operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Personnel-related (1)	$97,914	$94,617	$277,381	$268,395
Product development (2)	15,094	16,899	45,375	49,312
Other segment items (3)	42,191	40,502	123,689	127,182
Total Operating Expense	$155,199	$152,018	$446,445	$444,889

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

Geographic Area
The Company's geographic details of revenue are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
China	$357,155	$373,449	$850,060	$904,899
India	87,043	55,946	232,237	135,628
Hong Kong	46,945	49,024	165,455	153,029
Vietnam	45,271	22,490	138,998	91,024
South Korea	27,100	28,612	94,231	114,204
United States	3,272	5,638	10,953	13,325
Rest of World	13,838	20,579	56,922	59,512
Total consolidated sales	$580,624	$555,738	$1,548,856	$1,471,621

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

The Company remains committed to our three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing HPMS content in smartphones; and third, leveraging our strength in audio and HPMS to expand into additional applications and markets with new and existing components. During the third quarter of fiscal year 2026, we continued to execute on these strategic initiatives. Revenue exceeded expectations due to stronger-than-anticipated demand for our components shipping into smartphones, as well as a favorable mix of end devices. In PCs, we advanced our growth strategy by ramping our latest-generation amplifier and codec in mainstream platforms and sampling a new voice interface component for AI-enabled PCs. Multiple leading OEMs introduced PCs incorporating our amplifiers, codecs, and haptic drivers at the Consumer Electronics Show (CES) in early January.

In our general market business, design momentum increased across our portfolio of ADCs, DACs, and ultra-high-performance audio codecs, and we began sampling a new family of audio components aimed at broader markets. Finally, we announced a new family of automotive haptic components, which we view as a meaningful long-term growth opportunity.

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

There have been no significant changes during the three and nine months ended December 27, 2025, to the information provided under the headings “Critical Accounting Estimates” and “Summary of Significant Accounting Policies” included in our fiscal year 2025 Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2026 and 2025 are 52-week fiscal years.

The following table summarizes the results of our operations for the three and nine months of fiscal years 2026 and 2025, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Gross margin	53%	54%	53%	52%
Research and development	20%	20%	21%	22%
Selling, general and administrative	7%	7%	8%	8%
Income from operations	26%	26%	24%	22%
Interest income	2%	2%	2%	2%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	28%	28%	26%	24%
Provision for income taxes	4%	7%	5%	6%
Net income	24%	21%	21%	18%

Net Sales

Net sales for the third quarter of fiscal year 2026 increased $24.9 million, or 4 percent, to $580.6 million from $555.7 million in the third quarter of fiscal year 2025.  Net sales from our audio products decreased $1.8 million, primarily driven by lower general market sales and declines in average sales prices ("ASPs") due to previously anticipated pricing reductions. This decrease was mostly offset by higher smartphones units. Net sales from HPMS products increased $26.7 million for the quarter versus the third quarter of fiscal year 2025, primarily due to higher smartphone unit volumes, partially offset by declines in ASPs due to previously anticipated pricing reductions.

Net sales for the first nine months of fiscal year 2026 increased $77.2 million, or 5 percent, to $1.55 billion from $1.47 billion for the first nine months of fiscal year 2025. Net sales from our audio products increased $20.9 million, primarily driven by higher smartphone unit volumes and sales associated with latest-generation products, partially offset by declines in ASPs due to previously anticipated pricing reductions and lower general market sales. Net sales from HPMS products increased $56.4 million for the year versus the first nine months of fiscal year 2025, primarily due to higher smartphone unit volumes and, to a lesser extent, increased sales of custom components in non-smartphone applications and higher general market sales. Declines in ASPs due to previously anticipated pricing reductions partially offset the increase.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for each of the third quarters and nine month periods of fiscal years 2026 and 2025. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the third quarters of fiscal years 2026 and 2025, our ten largest end customers represented approximately 97 percent and 96 percent, of our net sales, respectively, and 96 percent of our net sales for each of the first nine months of fiscal years 2026 and 2025.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 94 percent and 91 percent of the Company’s total net sales for the third quarters of fiscal years 2026 and 2025, respectively, and 90 percent for each of the first nine months of fiscal years 2026 and 2025.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 27, 2025 or December 28, 2024.

For more information, please see “Part II, Item 1A - Risk Factors” — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 53.1 percent in the third quarter of fiscal year 2026, down from 53.6 percent in the third quarter of fiscal year 2025, largely driven by ASP reductions due to previously anticipated pricing reductions, which were mostly offset by cost reductions.

Gross margin was 52.7 percent for the first nine months of fiscal year 2026, up from 52.3 percent for the first nine months of fiscal year 2025, primarily due to a more favorable product mix. Additionally, ASP reductions due to previously anticipated pricing reductions were mostly offset by reduced product costs.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2026 was $113.6 million, an increase of $0.6 million, from $113.0 million in the third quarter of fiscal year 2025. Significant drivers included increased employee-related expenses, partially offset by reduced product development and stock-based compensation costs in the quarter.

Research and development expense for the first nine months of fiscal year 2026 was $326.5 million, a decrease of $4.8 million, from $331.3 million for the first nine months of fiscal year 2025, primarily due to reduced stock-based compensation and product development costs, partially offset by increased employee-related costs for the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2026 was $41.6 million, an increase of $2.6 million, from $39.0 million in the third quarter of fiscal year 2025, due primarily to increased professional services and stock-based compensation costs.

Selling, general and administrative expense for the first nine months of fiscal year 2026 was $120.0 million, an increase of $6.4 million, from $113.6 million for the first nine months of fiscal year 2025, primarily due to increased stock-based compensation, professional services, employee-related expenses, and software maintenance contract costs. The increase was partially offset by the absence of non-recurring lease impairment costs incurred in the prior comparable period.

Interest Income

The Company reported interest income of $9.5 million and $27.3 million for the three and nine months ended December 27, 2025, respectively, and $8.4 million and $25.2 million for the three and nine months ended December 28, 2024, respectively. Interest income increased in the current period due to returns generated from higher combined average cash, cash equivalents and marketable securities balances, compared to the prior period.

Interest Expense

The Company reported interest expense of $0.2 million and $0.7 million for the three and nine months ended December 27, 2025, respectively, and $0.2 million and $0.7 million for the three and nine months ended December 28, 2024, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Income (Expense)

For the three and nine months ended December 27, 2025, the Company reported other income of $0.2 million and other expense of $0.2 million, respectively. For the three and nine months ended December 28, 2024, the Company reported other expense of $0.2 million and $1.4 million in other income, respectively. This activity primarily related to non-investment related income (expense) and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Income before income taxes	$162,449	$153,701	$396,473	$350,309
Provision for income taxes	$22,139	$37,696	$63,870	$90,069
Effective tax rate	13.6%	24.5%	16.1%	25.7%

Our income tax expense for the third quarter of fiscal year 2026 was $22.1 million compared to $37.7 million for the third quarter of fiscal year 2025, resulting in effective tax rates of 13.6 percent and 24.5 percent, respectively. Our income tax expense was $63.9 million and $90.1 million for the first nine months of fiscal years 2026 and 2025, respectively, resulting in effective tax rates of 16.1 percent and 25.7 percent, respectively.

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

The effective tax rates for the third quarter and first nine months of fiscal year 2026 were lower than the prior periods presented due to U.S. R&D expenditures no longer being capitalized within GILTI (also known as net controlled foreign corporation tested income) beginning in fiscal year 2026, as a result of the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $499.2 million for the first nine months of fiscal year 2026 versus $314.0 million generated for the corresponding period of fiscal year 2025.  The cash flow from operations during the first nine months of fiscal year 2026 was related to the cash components of our net income and a $55.8 million favorable change in working capital, primarily as a result of decreases in inventory and prepaid wafer balances (related to the Capacity Reservation Agreement), partially offset by increases in accounts receivables, and decreases in taxes payable.  The cash flow from operations during the corresponding period of fiscal year 2025 was related to the cash components of our net income and a $57.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventory, partially offset by decreases in prepaid wafer balances (related to the Capacity Reservation Agreement), income taxes payable, and accounts payable and other accrued liabilities.

Net cash used in investing activities was $20.7 million during the first nine months of fiscal year 2026 versus $111.2 million during the first nine months of fiscal year 2025.  The cash used in investing activities in the first nine months of fiscal year 2026 was related to net purchases of marketable securities of $8.3 million and capital expenditures and technology investments of $12.4 million.  The cash used in investing activities in the corresponding period in fiscal year 2025 was related to net purchases of marketable securities of $91.6 million and capital expenditures and technology investments of $19.6 million.

Net cash used in financing activities was $240.0 million during the first nine months of fiscal year 2026 and was primarily associated with stock repurchases for the period of $210.0 million. The cash used in financing activities during the first nine months of fiscal year 2025 of $179.1 million was primarily associated with stock repurchases during the period of $161.0 million.

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

As of December 27, 2025, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

See Note 8 — Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of December 27, 2025, does not materially differ from the description of our market risks included in “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2025 Annual Report on Form 10-K filed with the Commission on May 23, 2025. For related financial statement impact see Note 5 - Derivative Financial Instruments of the Notes to the Consolidated Condensed Financial Statements.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 27, 2025.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the third quarter of fiscal years 2026 and 2025, our ten largest end customers represented approximately 97 percent and 96 percent of our net sales, respectively. For each of the first nine months of fiscal years of 2026 and 2025, our ten largest end customers represented approximately 96 percent of our net sales. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 94 percent and 91 percent of the Company’s total net sales for the third quarter of fiscal years 2026 and 2025, respectively, and 90 percent for each of the first nine months of fiscal years of 2026 and 2025.  No other end customer or distributor represented more than 10 percent of net sales for the three or nine months ended December 27, 2025, or December 28, 2024.

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

In December, the Department of Homeland Security finalized regulations amending the H-1B registration and selection process to implement a weighted lottery system based on wage levels. Under the finalized rules, registrations for positions offering higher wages receive proportionally greater chances of selection, while positions with lower wage levels receive fewer entries. This weighting system favors higher-paid positions and may adversely affect employers, like us, that seek to hire early-career or entry-level engineers who typically qualify at lower wage levels. As a result, the rules may further limit our access to qualified foreign technical talent and increase uncertainty in our ability to secure H-1B employees in the United States.

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

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. For discussion of our income taxes, see Note 10 - Income Taxes, of the Notes to Consolidated Financial Statements contained in Part I, Item 1.

We are also subject to the examination of our tax returns and other tax matters by the U.S Internal Revenue Service

(“IRS”) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations.

The Company’s fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the IRS. The IRS has proposed adjustments that would increase U.S. taxable income related to transfer pricing matters with respect to our U.S. and U.K. affiliated companies. The final Revenue Agent’s Report asserted additional tax of approximately $168.3 million, excluding interest, and imposing penalties of approximately $63.7 million. We do not agree with the IRS’s positions and we continue to vigorously dispute the proposed adjustments, including through ongoing discussions as part of the administrative process with the IRS Independent Office of Appeals. If an acceptable outcome cannot be reached with IRS Appeals, we are prepared to pursue judicial remedies, which could take a number of years to resolve. Although the final resolution of these matters is uncertain, the Company believes adequate amounts have been reserved for any adjustments to the provision for income taxes that may ultimately result. However, the ultimate amount of assessed tax, interest, and penalties, if any, could be material and may have an adverse impact on our financial position, results of operations, and cash flows in future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 27, 2025 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2025 - October 25, 2025	—	$—	—	$414,122
October 26, 2025 - November 22, 2025	586	$118.34	586	$344,813
November 23, 2025 - December 27, 2025	6	$117.37	6	$344,142
Total	592	$118.33	592	$344,142

(1) As of December 27, 2025, the Company has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in March 2025. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 27, 2025.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the third quarter of fiscal year 2026. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the third quarter of fiscal year 2026.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Scott Thomas	Adoption	Rule 10b5-1(c)	November 14, 2025	November 06, 2026	up to 19,123 to be sold
EVP, General Counsel

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

CIRRUS LOGIC, INC.

Date:	February 3, 2026	/s/ Jeff Woolard

Jeff Woolard

Chief Financial Officer