Form 10-K
period 2026-03-28
CIRRUS LOGIC, INC.
filed 2026-05-21
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 28, 2026

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $5,001,900,563 based upon the closing price reported on the NASDAQ Global Select Market as of September 27, 2025. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 19, 2026, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 50,582,893.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 31, 2026 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 28, 2026

PART I

Forward-Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as "expect," "anticipate," "target," "project," "believe," "goals," "estimates," "will," "would," "could," "can," "may," "plan," and "intend", and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, beliefs, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions based on management's expectations as of the date of this filing and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated or implied by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents we file with the Securities and Exchange Commission (the "SEC"), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
ITEM 1.  Business
Cirrus Logic, Inc. ("Cirrus Logic," "We," "Us," "Our," or the "Company") is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
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
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in low-power, high-precision mixed-signal processing to solve complex problems that span the analog-to-digital divide.  The Company is committed to a three-pronged strategy for growing our business: first, maintaining our leadership position in smartphone audio; second, increasing high-performance mixed-signal ("HPMS") content in smartphones; and third, leveraging our strength and intellectual property in audio and HPMS to expand into additional applications and markets with both new and existing components.
The Company develops custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.  We focus on building strong engineering relationships with our customers’ product teams and developing highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware, which incorporates software algorithms from some combination of our own intellectual property ("IP"), and our third-party partners' and customers’ IP. When we have been successful with this approach, an initial design win can often lead to an opportunity to further increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products, and the addition of new products.
Markets and Products
The Company's product lines are categorized into Audio and HPMS. While we continue to see new opportunities with audio products, we believe that our HPMS product line presents the largest opportunity to drive application diversification and fuel exciting avenues of growth in the coming years. See Note 9 - Revenues for disclosure of revenue by product line categories.
The following provides a detailed description of our Audio and HPMS product lines.

Audio Products:  Amplifiers, codecs, smart codecs, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
HPMS Products:  Camera controllers, haptics and sensing solutions, and battery and power ICs.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, PCs, tablets, AR/VR headsets, wearables, home theater systems, automotive entertainment systems and professional audio systems. Our extensive portfolio of audio products includes: amplifiers; "codecs," which are components that integrate analog-to-digital converters ("ADCs") and digital-to-analog converters ("DACs") into a single integrated circuit ("IC"); "smart codecs," which are codecs with integrated digital signal processing; and standalone digital signal processors ("DSPs"). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, and hearing augmentation.

HPMS PRODUCTS
By leveraging our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain into HPMS products, which are primarily used in smartphones. Our portfolio of HPMS products includes: camera controllers for automatic focus and optical image stabilization; haptic and sensing solutions to deliver highly responsive and consistent tactile feedback; and battery and power ICs for improving battery health and performance. This product line also includes a broad product portfolio that services automotive, industrial, and imaging applications.
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
Since the components we produce are largely proprietary and generally not available from secondary sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors, or indirectly from third-party manufacturers contracted to produce their designs. For fiscal year 2026, 2025 and 2024, our ten largest end customers, represented approximately 96 percent, 96 percent, and 95 percent of our net sales, respectively. For fiscal years 2026, 2025, and 2024, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 91 percent, 89 percent, and 87 percent, of the Company’s total net sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2026, 2025, or 2024.

Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by GLOBALFOUNDRIES Inc., ("GlobalFoundries") and Taiwan Semiconductor Manufacturing Company, Limited ("TSMC"). In fiscal year 2022, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through calendar year 2026. On February 18, 2025, the Capacity Reservation Agreement was amended (the "Amendment") to define the quarterly spread of the remaining wafer quantities under the agreement. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional details. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., STATS ChipPAC Pte. Ltd., SFA Semicon Co., Ltd., and Siliconware Precision Industries Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we believe we are able to mitigate the risk of supply disruption by using multiple outside foundries, an interruption of supply by one or more of these foundries could materially impact the Company. We maintain business interruption insurance to help reduce the risk of wafer supply interruption; however, the impact of an interruption could exceed our insurance. Our supply chain management organization is responsible for the management of all aspects of the fabrication, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
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
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 28, 2026, we held approximately 4,340 pending and issued patents worldwide, which include approximately 1,620 granted U.S. patents, 430 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2026 through 2046. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2026, and we continue to obtain new patents through our ongoing research and development.
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
Segments
We determine our operating segments in accordance with Financial Accounting Standards Board ("FASB") guidelines. Our Chief Executive Officer ("CEO") has been identified as the chief operating decision maker ("CODM") as defined by these guidelines.
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
We believe that these benefits, combined with our employee-centric culture, contribute to low voluntary employee turnover. In fiscal year 2026, our voluntary turnover rate was 7 percent, below the technology industry benchmarks (Aon Radford "2025 Salary Increase and Turnover Study - Second Edition Refresh (September 2025) | Total Turnover for the period June 1, 2024 – June 1, 2025").
As of March 28, 2026, we had 1,668 employees, 99 percent of whom were full-time, 71 percent were engaged in research and product development activities, 24 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. As of March 28, 2026, 14 percent of our employees worldwide were foreign nationals and 64 percent of our total workforce reside in the U.S., with 36 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage, and the majority of our employees are not represented by collective bargaining agreements.
We believe that diverse teams fuel innovation, and we are committed to creating an inclusive culture that supports all employees, regardless of gender, veteran status, race, ethnicity, or ability. As of March 28, 2026, our global workforce was 81 percent male and 19 percent female, and based on self-reported identification, our workforce in the United States was composed of 51 percent White, 36 percent Asian, 8 percent Hispanic or Latino, 2 percent Black or African American, and 3 percent Other.
Cirrus Logic is committed to promoting a safe, secure, and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2026, the Company had no monetary losses as a result of legal proceedings associated with employee health and safety violations and received no notices of violation related to health and safety at our facilities, nor have we ever had a work-related fatality. In calendar year 2025, we had no recordable injuries or zero lost-time incidents as defined by the U.S. Occupational Safety and Health Administration.

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
Summary of Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this "Item 1A. Risk Factors" section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins, and earnings and adversely affect our business. For the twelve-month periods ending March 28, 2026, March 29, 2025, and March 30, 2024, our ten largest end customers represented approximately 96 percent, 96 percent and 95 percent of our net sales, respectively. For the twelve-month periods ending March 28, 2026, March 29, 2025, and March 30, 2024, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 91 percent, 89 percent and 87 percent of the Company’s total net sales, respectively.
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

We have experienced the effects of industry-wide manufacturing capacity constraints. These supply challenges have impacted, and may continue to impact, our ability to fully satisfy increases in demand for some of our products. Foundries we use have faced increased demand associated with data center build-outs and AI-related applications, which could increase pricing, limit available capacity, result in changes in how available capacity is allocated by our suppliers, and extend lead times. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be substantial. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling prices or if we have previously committed to pricing, could result in lower revenues and margins that could adversely affect our financial results.

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

Our reliance on third-party foundries, assembly and test providers, logistics providers, and other suppliers also exposes us to geopolitical and armed-conflict risks that may disrupt shipping lanes and transportation routes, increase fuel, freight, insurance, security and other logistics costs, and delay the movement of raw materials, wafers, components and finished goods.

For example, conflicts and instability in the Middle East, including tensions involving Iran and potential disruption in and around key regional shipping routes, have adversely affected, and may continue to adversely affect, portions of the global supply chain on which we rely, including by increasing freight and related logistic costs and potentially affecting the timing and reliability of certain aspects of our supply chain. If these or similar events result in increased supply-chain costs and we are unable to offset them through pricing or other measures, or if we have previously committed to pricing, our gross margins, operating results and financial condition could be adversely affected.

We may not be able to increase the geographic diversity and regional resilience of our supply chain, which could have an adverse impact on our financial results and potential business opportunities.

Many of our customers and potential customers are placing increased emphasis on geographic diversity and regional resilience in their supply chains, particularly seeking to reduce reliance on manufacturing concentrated in Taiwan and to mitigate broader geopolitical and tariff risks. Customers may also increasingly seek or require certain manufacturing, fabrication, assembly, testing or other supply chain activities to occur within the United States. To achieve geographic diversity, we may need to make increased investments in qualifying geographically diversified manufacturing and test facilities, which could result in additional costs and impact our operating margins. In addition, certain customers have already requested that we hold additional inventory to protect against potential supply disruptions, and such demands may increase over time. These requirements increase our working capital needs, expose us to inventory obsolescence risks, and limit our manufacturing flexibility. If we are unable to meet customer expectations for geographic diversity, U.S.-based supply chain activities, inventory management, or supply continuity, we may experience delays in product qualifications, pricing pressure, or loss of business opportunities. Competitors with manufacturing operations in the United States or with a broader geographic manufacturing footprint may be better positioned to meet evolving customer requirements, which could place us at a competitive disadvantage.

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

Despite implementing security measures, we are subject to risk, both at Cirrus Logic and through our supply chain, of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers and suppliers. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers' systems and misappropriate or compromise our, our customers' or our suppliers' proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely. Artificial intelligence and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased due to ongoing geopolitical tensions with China and geopolitical conflicts and instability in other regions, including the war in Ukraine, the Israel-Hamas war, and escalating hostilities involving Iran, Israel and the United States. Such conflicts may increase the risk of retaliatory or opportunistic cyberattacks by nation-state actors, their proxies or other threat actors against us, our customers, our suppliers or other third parties on which we rely. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.

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

The products we supply our customers are typically a portion of the many components provided from multiple suppliers to complete the final assembly of an end product. If other component suppliers are unable to deliver their required component(s) for the final end product to be assembled, our customers may delay, or ultimately cancel, their orders from us. For example, shipping routes in the Middle East have been and may in the future be disrupted, lengthening the time for shipments to reach their destinations. Additionally, shortages of, or price increases in, certain components, such as memory, may limit our customers’ ability to manufacture their products or increase their costs, which could reduce demand for our components.

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

Recent and potential changes to U.S. immigration laws, regulations, and administrative practices, including those affecting prevailing wage requirements and the selection or allocation processes for employment-based visa programs (for example, the implementation of a weighted lottery system based on wage levels or increases in prevailing wage levels), may favor higher-compensated positions and increase the compensation and administrative burdens required to sponsor foreign national employees. These changes could adversely affect our ability to hire early-career or entry-level engineers, limit our access to qualified foreign technical talent, increase uncertainty in our ability to secure employment-based visas in the United States, and increase our costs and reduce our flexibility in recruiting and retaining qualified technical talent.

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

Specifically, our operations and our suppliers’ operations could be harmed, our shipment times could be extended, and our costs could increase if geopolitical conflicts or related government actions disrupt critical trade routes, logistics networks, or the supply of materials our suppliers require to manufacture our products. For example, any deterioration in the social, political, or economic conditions in Taiwan, particularly as it relates to China-Taiwan relations, may disrupt our business operations and materially and adversely affect our results of operations. Similarly, the war in Ukraine could result in shortages of materials required by our suppliers, and conflicts and instability in the Middle East, including tensions involving Iran and potential disruption in and around key regional shipping routes, have increased, and may continue to increase, freight and related logistics costs and could delay the movement of materials required to manufacture our products.

Risks relating to the adoption, use or application of emerging technologies, including artificial intelligence may impact financial results and could result in reputational and financial harm and liability.

Artificial intelligence ("AI") is a rapidly developing field that presents both risks and opportunities. For example, our business operations and research and development tasks may benefit from the use of AI tools. It is possible that we may not leverage this technological change as effectively as our competitors. Additionally, our use of AI may also increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. While we have implemented security measures and developed internal policies to govern the use of AI, risks exist relating to the protection of data (including the potential exposure of our or our customers’ proprietary and confidential information), the misuse of third-party intellectual property, or our failure to identify and correct deficiencies or inaccuracies generated by AI. Our failure to utilize AI responsibly may impact our reputation and could have a negative impact on our business, operating results, and financial condition.

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

International sales represented 99 percent of our net sales in fiscal years 2026, 2025, and 2024.

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

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. For discussion of our income taxes, see Note 17 - Income Taxes, of the Notes to Consolidated Financial Statements contained in Part II, Item 8.

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

Our operations are currently structured to benefit from various incentives available to us in various jurisdictions to encourage research and development investment. For example, we receive a research and development expenditure credit in the United Kingdom ("RDEC"), which is recorded for accounting purposes as an offset to research and development expenses in the Company’s consolidated income statement and resulted in a benefit of $42.9 million in fiscal year 2026. The Company makes estimates of the RDEC receivable as of each balance sheet date, based upon facts known at the time. Although the Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company's prior estimates of RDEC receivables. If such credit is modified or rescinded, or we are no longer eligible for such credit, our financial results could be adversely impacted, including increasing our R&D expenses, decreasing our profitability, and adversely affecting our cash flows. See further discussion of the research and development expenditure credit in the U.K. in Note 2 - Summary of Significant Accounting Policies - Government Assistance, of the Notes to Consolidated Financial Statements contained in Item 8.

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

If the value of the U.S. dollar weakens relative to these specific currencies, the cost of doing business in terms of U.S. dollars rises. Recent weakness in the U.S. dollar relative to certain foreign currencies, particularly the British Pound Sterling, has at times contributed to higher operating expenses when translated into U.S. dollars. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

If we do not hedge against these risks, or our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

Our debt obligations may be a burden on our future cash flows and cash resources.

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). As of March 28, 2026, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Second Amended Credit Agreement.

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

Providing public disclosures regarding ESG matters, for example sustainability reporting, is subject to evolving expectations and requirements from investors, shareholders, existing and potential employees, customers, regulators, and other stakeholders. Certain organizations currently, and other organizations may in the future, use such disclosures to evaluate companies regarding ESG activities and publish scores or ratings based upon ESG or “sustainability” metrics. Potential and current investors may use the Company’s ESG ratings to guide their investment strategies and may decrease or withdraw investment, or alternatively increase investment in our competitors, if our ESG performance is perceived to be lagging. The qualitative and quantitative criteria regarding ESG are evolving, and we may need to modify our practices and/or incur additional or unexpected costs to satisfy these expectations. We may communicate certain goals or initiatives regarding our ESG activities from time to time, including goals relating to our carbon footprint, and if we are unable to meet those goals or they are perceived to be inadequate, we could be exposed to reputational damage and other emerging areas of risk.

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
Our Incident Response Plan establishes procedures for the identification, escalation, investigation, containment and remediation of cybersecurity incidents. The plan includes cross-functional coordination among information security, legal, finance, communications, and executive management, and defines processes to assess the materiality of incidents and support timely disclosure decisions by senior management, including compliance with applicable reporting requirements. The plan also contemplates engagement with external advisors, including legal counsel and cybersecurity experts, as appropriate.
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
As of the end of fiscal year 2026, we have not identified any risks from known cybersecurity threats (including as a result of any prior cybersecurity incidents) that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions. While our cybersecurity risk management strategy is intended to assess, identify and manage material risks from cybersecurity threats, it may not adequately do so in every instance, particularly given the evolving nature of the cybersecurity threat landscape. We expect that our policies and processes will continue to be subject to update as the risks from cybersecurity threats change. For more information about risks from cybersecurity threats, and whether they are reasonably likely to materially affect our business strategy, results of operations or financial conditions, please see the Risk factors discussion in Item 1A of this Form 10-K, including "Risks related to system security, cyber-attacks and data breaches".
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

ITEM 2.  Properties
As of March 28, 2026, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. We also have leased facilities in Austin, Texas, consisting of approximately 280,000 square feet that house a mixture of administrative personnel as well as research and development personnel. Additionally, we lease approximately 125,000 square feet of office space and high quality lab space in Edinburgh, Scotland, United Kingdom. See further details below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Below is a schedule that identifies our principal locations of occupied leased and owned property as of March 28, 2026, with various contractual lease terms through calendar year 2048. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Beijing, China
Chandler, Arizona	Shanghai, China
Greensboro, North Carolina	Shenzhen, China
Edinburgh, Scotland, United Kingdom	Tokyo, Japan
Newbury, England, United Kingdom	Singapore
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
As of May 19, 2026, there were 281 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 28, 2026 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 24, 2026	—	$—	—	$344,142
January 25, 2026 - February 21, 2026	413	142.44	413	285,269
February 22, 2026 - March 28, 2026	78	143.02	78	274,142
Total	491	$142.54	491	$274,142

(1) The Company currently has one active share repurchase authorization: $500 million in share repurchases authorized by the Board of Directors in March 2025. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $70.0 million during the fourth quarter of fiscal year 2026 under the 2025 authorization. All shares of our common stock that were repurchased were retired as of March 28, 2026.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2026
300.00
250.00
200.00
150.00
100.00
50.00
3/27/2021
3/26/2022
3/25/2023
3/30/2024
3/29/2025
3/28/2026
Cirrus Logic, Inc.
Russell 3000 Index
Philadelphia Semiconductor Index

	3/27/2021	3/26/2022	3/25/2023	3/30/2024	3/29/2025	3/28/2026
Cirrus Logic, Inc.	100.00	105.64	127.19	111.48	119.83	172.65
Russell 3000 Index	100.00	112.14	98.68	132.29	141.20	163.41
Philadelphia Semiconductor Index	100.00	114.86	103.25	164.16	144.69	253.82

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 27, 2021, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
The information in this Annual Report on Form 10-K appearing under the heading "Stock Price Performance Graph" is being "furnished" pursuant to Item 201(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6.  [Reserved]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion in conjunction with our audited historical consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K and elsewhere in this report, as well as in the documents we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line: Audio and HPMS products. In fiscal year 2026, the Company continued to execute on our three-pronged strategy to grow Cirrus Logic by maintaining our leadership in smartphone audio, increasing high-performance mixed-signal (HPMS) content in smartphones, and leveraging our audio and HPMS expertise and intellectual property to expand into additional applications and markets.
In smartphones, we experienced robust demand for our latest custom boosted amplifier and 22-nanometer smart codec, both of which deliver meaningful system-level improvements and exceptional audio performance. The Company advanced our HPMS strategy by beginning the development of next-generation camera controller components and technologies. We also made excellent progress in advanced battery and power applications, where we validated multiple new technologies and intellectual property in silicon. Our achievements were underscored by a recent announcement from our largest customer that highlights our collaboration on a solution to support their FaceID implementation in future products. We are designing our first product in this area, a smart power IC, which represents an exciting new application space for Cirrus Logic.

Beyond smartphones, we made considerable progress in fiscal year 2026 implementing our strategy to expand into new applications and markets. We achieved strong year-over-year revenue growth in PCs as we gained share across all PC segments. The introduction of new amplifiers and codecs that target a wider range of platforms and AI-enabled PCs has positioned the Company well for continued growth in fiscal year 2027. And in our general market business, we developed multiple new product families that broaden our presence in the professional audio, automotive, industrial, and imaging end markets.
We recently joined our largest customer’s American Manufacturing Program and are working with both our customer and GlobalFoundries to develop new process technologies for our products, including our efforts to manufacture for the first time at the Malta, New York facility. Participation in this program was one of several important steps we took over the past year to advance both process and geographic diversification across our supply chain. Additionally, given the considerable range of opportunities across our custom silicon and general market businesses, we expect R&D investments to grow in fiscal year 2027, primarily due to planned headcount growth and product development expenses.
Fiscal year 2026 net sales of $2.00 billion represented an increase over fiscal year 2025 net sales of $1.90 billion. Audio product line sales of $1.16 billion in fiscal year 2026 increased 2 percent from fiscal year 2025 sales of $1.14 billion. The most significant drivers of the increase were demand for components shipping into smartphones, as well as higher PC sales, versus the prior fiscal year. HPMS product line sales of $837.4 million represented a 10 percent increase from fiscal year 2025 sales of $758.9 million, largely attributable to demand for components shipping into smartphones.
Overall, gross margin for fiscal year 2026 was 52.8 percent. The increase in gross margin for fiscal year 2026 reflects a more favorable product mix. The Company’s number of employees increased from 1,660 as of March 29, 2025 to 1,668 as of March 28, 2026. The Company achieved net income of $414.4 million in fiscal year 2026, which included an income tax provision in the amount of $82.3 million.

Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2026 compared to fiscal year 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2025, compared to fiscal year 2024, which was a 53-week fiscal year, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025, filed with the SEC on May 23, 2025.
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net sales	100%	100%	100%
Gross margin	53%	53%	51%
Research and development	22%	23%	24%
Selling, general and administrative	8%	8%	8%
Restructuring	—%	—%	—%
Income from operations	23%	22%	19%
Interest income	2%	2%	1%
Interest expense	—%	—%	—%
Other income (expense)	—%	—%	—%
Income before income taxes	25%	24%	20%
Provision for income taxes	4%	6%	5%
Net income	21%	18%	15%

Net Sales
We report sales in two product line categories: Audio products and HPMS products. Our sales by product line are shown in the table below (in thousands).

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Audio Products	$1,159,933	$1,137,157	$1,083,939
HPMS Products	837,446	758,920	704,951
	$1,997,379	$1,896,077	$1,788,890
Net sales for fiscal year 2026 increased by 5 percent, to $2.0 billion from $1.9 billion in fiscal year 2025. Audio product sales increased $22.8 million, or 2 percent in fiscal year 2026. The most significant drivers of the increase were demand for components shipping into smartphones, as well as higher PC sales, versus the prior fiscal year. The increase in net sales also reflects a $78.5 million increase in HPMS product sales, or 10 percent, from fiscal year 2025 sales of $758.9 million, primarily due to demand for components shipping into smartphones.
International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $2.0 billion, $1.9 billion, and $1.8 billion in fiscal years 2026, 2025, and 2024, respectively, representing 99 percent of net sales in fiscal years 2026, 2025, and 2024. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 52.8 percent for fiscal year 2026 increased from fiscal year 2025 gross margin of 52.5 percent. The increase reflects a more favorable product mix. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2026.
Research and Development Expenses
Fiscal year 2026 research and development expenses of $434.0 million reflect a decrease of $0.7 million from fiscal year 2025. The decrease was attributable to decreased stock-based compensation and product development costs, largely due to the timing of new products, partially offset by increased employee-related costs.
Selling, General and Administrative Expenses
Fiscal year 2026 selling, general and administrative expenses of $159.8 million reflect an increase of $8.8 million, or 6 percent, compared to fiscal year 2025. The increase was primarily attributable to increased stock-based compensation and employee-related expenses.
Interest Income
Interest income in fiscal years 2026 and 2025 was $37.7 million and $34.0 million, respectively. The increase in interest income in fiscal year 2026 versus prior year was due to returns generated from higher combined average cash, cash equivalents, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $0.9 million and $0.9 million for fiscal years 2026 and 2025, respectively, primarily as a result of commitment fees under the Revolving Credit Facility, described in Note 8 of the Notes to Consolidated Financial Statements in Item 8.
Other Income (Expense)
In fiscal years 2026 and 2025, the Company reported $(0.5) million and $1.5 million, respectively, in other income (expense), related to remeasurement on foreign currency denominated monetary assets and liabilities and other non-operating income and expenses.
Provision for Income Taxes
We recorded income tax expense of $82.3 million in fiscal year 2026 on pre-tax income of $496.7 million, yielding an effective tax rate of 16.6 percent. Our effective tax rate in fiscal year 2026 was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. The fiscal year 2026 effective tax rate was also favorably impacted by the One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, which included a broad range of tax reform provisions and extended or modified many provisions first enacted in the Tax Cuts and Jobs Act ("TCJA") in 2017. Beginning with fiscal year 2026, the OBBBA permanently eliminated the TCJA's requirement to capitalize U.S. research and development ("R&D") expenditures. A number of other provisions, including modifications to existing international tax provisions, will take effect in fiscal year 2027.
We recorded income tax expense of $113.4 million in fiscal year 2025 on pre-tax income of $444.9 million, yielding an effective tax rate of 25.5 percent. Our effective tax rate in fiscal year 2025 was higher than the U.S. statutory rate of 21.0 percent, primarily due to U.S. tax paid on our foreign earnings resulting from an increase in global intangible low-taxed income ("GILTI"), which is treated as a period cost, due to the TCJA provision that required research and development expenditures to be capitalized in fiscal year 2025 and amortized ratably over five or fifteen years depending on the location in which the research activities were conducted.
For additional discussion about our income taxes, see Note 17 - Income Taxes of the Notes to Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources
Operating Activities
In fiscal year 2026, cash flow from operations was $650.6 million. Operating cash flow during fiscal year 2026 was related to the cash components of our net income and a $103.4 million favorable change in working capital. The favorable change in working capital was driven primarily by decreases in inventory and prepaid wafer balances (related to the Capacity Reservation Agreement) and increases in accounts payable, partially offset by decreases in other accrued liabilities and income taxes payable. In fiscal year 2025, cash flow from operations was $444.4 million. Operating cash flow during fiscal year 2025 was related to the cash components of our net income and a $23.4 million unfavorable change in working capital, primarily driven by increases in inventory and accounts receivable, partially offset by prepaid wafer balances (related to the Capacity Reservation Agreement).
Investing Activities
In fiscal year 2026, the Company used $75.1 million in cash for investing activities primarily related to $60.3 million in net purchases of marketable securities and capital expenditures and technology investments of $14.8 million. In fiscal year 2025, the Company used $124.3 million in cash for investing activities primarily related to $95.5 million in net purchases of marketable securities and capital expenditures and technology investments of $28.8 million.
Financing Activities
In fiscal years 2026 and 2025, the Company used $314.2 million and $283.2 million, respectively, related to financing activities. In fiscal years 2026 and 2025, the Company utilized approximately $280.0 million and $261.0 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 15 - Stockholders' Equity of the Notes to Consolidated Financial Statements in Item 8 for a description of our share repurchase authorization.
Revolving Credit Facility
On July 8, 2021, the Company entered into a second amended and restated credit agreement (the "Second Amended Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility would have matured on July 8, 2026, prior to the Third Amended Credit Agreement described in Note 8 - Revolving Credit Facility. The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the "Subsidiary Guarantors"). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.
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
As of March 28, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
See Note 8 — Revolving Credit Facility of the Notes to Consolidated Financial Statements in Item 8 for additional information including material terms and related covenants.

Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and Item 1A. Risk Factors) and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time. As of March 28, 2026, the Company did not have any off-balance-sheet arrangements, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 28, 2026. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 28, 2026 and March 29, 2025, a hypothetical 100 basis point increase or decrease in interest rates across all maturities would result in an estimated change in the fair value of the investment portfolio of approximately $5.2 million and $4.1 million, respectively. Such gains or losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2026, 2025, and 2024, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10 percent fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter
At March 28, 2026, the Company’s inventory balance was $240.9 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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
May 21, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 28, 2026, and the related notes and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 21, 2026

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 28, 2026	March 29, 2025
Assets
Current assets:
Cash and cash equivalents	$800,930	$539,620
Marketable securities	86,697	56,160
Accounts receivable, net	220,149	216,009
Inventories	240,871	299,092
Prepaid assets	47,587	48,236
Prepaid wafers	14,733	52,560
Other current assets	22,741	28,057
Total current assets	1,433,708	1,239,734
Long-term marketable securities	266,160	239,036
Right-of-use lease assets	120,676	126,688
Property and equipment, net	143,975	159,900
Intangibles, net	20,727	27,461
Goodwill	435,936	435,936
Deferred tax assets	49,824	48,150
Long-term prepaid wafers	—	15,512
Other assets	18,368	34,656
Total assets	$2,489,374	$2,327,073
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,645	$63,162
Accrued salaries and benefits	52,723	52,075
Software license agreements	22,229	26,745
Current lease liabilities	19,872	21,811
Other accrued liabilities	19,187	31,395
Total current liabilities	194,656	195,188
Long-term liabilities:
Non-current lease liabilities	114,105	121,908
Non-current income taxes	46,721	44,040
Software license agreements	5,896	16,488
Total long-term liabilities	166,722	182,436
Stockholders’ equity:
Preferred stock, 5,000 shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 50,596 shares and 52,291 shares issued and outstanding at March 28, 2026 and March 29, 2025, respectively	51	52
Additional paid-in capital	1,945,907	1,860,229
Accumulated earnings	184,881	90,351
Accumulated other comprehensive loss	(2,843)	(1,183)
Total stockholders’ equity	2,127,996	1,949,449
Total liabilities and stockholders’ equity	$2,489,374	$2,327,073
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net sales	$1,997,379	$1,896,077	$1,788,890
Cost of sales	943,207	900,039	872,818
Gross profit	1,054,172	996,038	916,072
Operating expenses
Research and development	433,953	434,684	426,475
Selling, general and administrative	159,839	150,995	144,172
Restructuring	—	—	1,959
Total operating expenses	593,792	585,679	572,606
Income from operations	460,380	410,359	343,466
Interest income	37,739	33,984	21,493
Interest expense	(898)	(898)	(915)
Other income (expense)	(487)	1,469	(108)
Income before income taxes	496,734	444,914	363,936
Provision for income taxes	82,326	113,407	89,364
Net income	414,408	331,507	274,572
Basic earnings per share	$8.10	$6.24	$5.06
Diluted earnings per share	$7.85	$6.00	$4.90
Basic weighted average common shares outstanding	51,137	53,135	54,290
Diluted weighted average common shares outstanding	52,822	55,241	56,021
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net income	$414,408	$331,507	$274,572
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	413	(566)	(850)
Unrealized gain (loss) on marketable securities	(2,624)	2,514	996
Benefit (provision) for income taxes	551	(528)	(210)
Comprehensive income	$412,748	$332,927	$274,508
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$414,408	$331,507	$274,572
Adjustments to net cash provided by operating activities:
Depreciation and amortization	52,300	50,951	48,292
Stock-based compensation expense	81,811	84,146	89,271
Deferred income taxes	(1,123)	(31)	(13,304)
Loss on retirement or write-off of long-lived assets	—	382	76
Other non-cash charges	(188)	779	2,362
Restructuring	—	—	1,959
Net change in operating assets and liabilities:
Accounts receivable, net	(4,140)	(53,531)	(12,767)
Inventories	58,221	(71,844)	6,204
Prepaid wafers	53,339	79,357	47,571
Other assets	8,653	7,261	18,303
Accounts payable	17,483	9,148	(23,943)
Accrued salaries and benefits	286	4,463	(6,279)
Income taxes payable	(12,940)	15,577	15,108
Acquisition-related liabilities	—	—	(21,361)
Other accrued liabilities	(17,512)	(13,799)	(4,390)
Net cash provided by operating activities	650,598	444,366	421,674
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	147,597	35,296	37,032
Purchases of available-for-sale marketable securities	(207,882)	(130,827)	(161,699)
Purchases of property, equipment and software	(13,988)	(22,776)	(37,650)
Investments in technology	(848)	(5,977)	(695)
Net cash used in investing activities	(75,121)	(124,284)	(163,012)
Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	3,867	15,433	3,329
Repurchase of stock to satisfy employee tax withholding obligations	(38,070)	(37,637)	(19,016)
Repurchase and retirement of common stock	(279,964)	(261,022)	(185,995)
Net cash used in financing activities	(314,167)	(283,226)	(201,682)
Net increase in cash and cash equivalents	261,310	36,856	56,980
Cash and cash equivalents at beginning of period	539,620	502,764	445,784
Cash and cash equivalents at end of period	$800,930	$539,620	$502,764
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$49,621	$51,709	$43,377
Interest	532	404	658
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 25, 2023	55,098	$55	$1,670,086	$(9,320)	$(2,539)	$1,658,282
Net income	—	—	—	274,572	—	274,572
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	786	786
Change in foreign currency translation adjustments	—	—	—	—	(850)	(850)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	699	1	3,331	(19,012)	—	(15,680)
Repurchase and retirement of common stock	(2,306)	(3)	—	(187,324)	—	(187,327)
Amortization of deferred stock compensation	—	—	87,231	—	—	87,231
Balance, March 30, 2024	53,491	$53	$1,760,648	$58,916	$(2,603)	$1,817,014
Net income	—	—	—	331,507	—	331,507
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,986	1,986
Change in foreign currency translation adjustments	—	—	—	—	(566)	(566)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,124	1	15,435	(37,638)	—	(22,202)
Repurchase and retirement of common stock	(2,324)	(2)	—	(262,434)	—	(262,436)
Amortization of deferred stock compensation	—	—	84,146	—	—	84,146
Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	414,408	—	414,408
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,073)	(2,073)
Change in foreign currency translation adjustments	—	—	—	—	413	413
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	763	1	3,867	(38,070)	—	(34,202)
Repurchase and retirement of common stock	(2,458)	(2)	—	(281,808)	—	(281,810)
Amortization of deferred stock compensation	—	—	81,811	—	—	81,811
Balance, March 28, 2026	50,596	$51	$1,945,907	$184,881	$(2,843)	$2,127,996
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Description of Business
Cirrus Logic, Inc. ("Cirrus Logic," "We," "Us," "Our," or the "Company") is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
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
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2026 and 2025 were 52-week years. Fiscal year 2024 was a 53-week year.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $8.0 million and $4.2 million in fiscal year 2026 and 2025, respectively, related to a combination of quality issues and inventory exceeding demand. Net inventory releases of $1.0 million in fiscal year 2024, primarily related to the sale of previously reserved inventory, offset by charges for excess and obsolete inventory.
Inventories were comprised of the following (in thousands):

	March 28, 2026	March 29, 2025
Work in process	$162,533	$216,173
Finished goods	78,338	82,919
	$240,871	$299,092
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value in relation to the calculated fair value of the associated asset. There were no material disposal charges for property, plant and equipment in fiscal years 2026 or 2025.
Property, plant and equipment was comprised of the following (in thousands):

	March 28, 2026	March 29, 2025
Land	$23,853	$23,853
Buildings	64,174	64,148
Furniture and fixtures	30,114	29,875
Leasehold improvements	81,612	80,683
Machinery and equipment	219,280	208,567
Capitalized software	21,709	21,709
Construction in progress and other	370	734
Total property, plant and equipment	441,112	429,569
Less: Accumulated depreciation and amortization	(297,137)	(269,669)
Property, plant and equipment, net	$143,975	$159,900
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2026, 2025, and 2024 was $30.5 million, $31.1 million, and $28.1 million, respectively.
Goodwill
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. We elected to perform the qualitative assessment of impairment for fiscal year 2026, and based on this assessment, we concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company has recorded no goodwill impairment in fiscal years 2026, 2025, and 2024.

Long-Lived Assets
Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from 1 to 5 years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, and non-compete agreements. These assets are amortized on a straight-line basis over lives ranging from 1 to 10 years.
We regularly review whether facts or circumstances exist that indicate the carrying values of property, plant and equipment or other long-lived assets, including intangible assets, are impaired. We assess recoverability at the asset or asset group level by comparing their carrying amounts to the projected undiscounted net cash flows expected to be generated. We measure any impairment loss by comparing the fair value of the asset or asset group to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. See Note 7 — Intangibles, net and Goodwill for further detail. There were no material intangible asset impairments recorded in fiscal years 2026, 2025 or 2024.
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
Contract manufacturers aggregated at their parent level, that represented more than 10 percent of consolidated gross trade accounts receivable included Foxconn and Luxshare, representing 39 percent and 22 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2026, and Foxconn and Luxshare, representing 41 percent and 27 percent, respectively, of our consolidated gross trade accounts receivable as of the end of fiscal year 2025. No other distributor or contract manufacturer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2026 or 2025.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2026, 2025 and 2024, our ten largest end customers represented approximately 96 percent, 96 percent and 95 percent of our net sales, respectively. For fiscal years 2026, 2025, and 2024, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 91 percent, 89 percent, and 87 percent, of the Company’s total net sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2026, 2025, or 2024.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between 1 and 4 years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options and market stock units. The Company calculates the grant-date fair value for stock options and market stock units ("MSUs") using the Black-Scholes valuation model and the Monte Carlo simulation, respectively. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. The grant-date fair value of restricted stock units ("RSUs") is the market value at grant date multiplied by the number of units. The grant-date fair value of performance stock units ("PSUs") is the market value at grant date multiplied by the target number of award units and expense is recognized based on the number of PSUs expected to vest.
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
Government Assistance
The Company benefits from the Research and Development Expenditure Credit ("RDEC") program in the United Kingdom. The RDEC is recorded as an offset to research and development expenses in the consolidated statements of income, $42.9 million, $43.0 million, and $40.9 million in fiscal years 2026, 2025, and 2024, respectively. The RDEC is first settled against the Company's United Kingdom quarterly income tax payments with any remainder paid in cash on an annual basis. There was no RDEC receivable as of March 28, 2026 or March 29, 2025. While the duration of RDEC benefits is indefinite, the program is subject to future policy changes and RDEC claims are subject to regular audits by the United Kingdom government.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2026, 2025, and 2024, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Numerator:
Net income	$414,408	$331,507	$274,572
Denominator:
Weighted average shares outstanding	51,137	53,135	54,290
Effect of dilutive securities	1,685	2,106	1,731
Weighted average diluted shares	52,822	55,241	56,021
Basic earnings per share	$8.10	$6.24	$5.06
Diluted earnings per share	$7.85	$6.00	$4.90
The weighted outstanding shares excluded from our diluted calculation for the years ended March 28, 2026, March 29, 2025, and March 30, 2024 were 74 thousand, 225 thousand, and 325 thousand, respectively, as the shares were anti-dilutive.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. See Note 16 — Accumulated Other Comprehensive Loss for additional discussion.
Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures in the fourth quarter of fiscal year 2026, on a prospective basis. The guidance provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, requiring more consistent categories and greater disaggregation of information by jurisdiction. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 17 - Income Taxes, for the updated income tax disclosures as a result of adopting this ASU.

Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to software development stages, or "project stages," in assessing the timing of software cost capitalization. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted using the prospective, modified, or retrospective adoption methods. The Company is currently evaluating the impact of this guidance on financial statement disclosures.
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

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated balance sheet as "Marketable securities" within the short-term or long-term classification, as appropriate.
The following table is a summary of available-for-sale securities (in thousands):

As of March 28, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$353,190	$593	$(1,598)	$352,185
U.S. Treasury securities	669	3	—	672
Total securities	$353,859	$596	$(1,598)	$352,857

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $1.6 million related to securities with total amortized costs of approximately $197.4 million at March 28, 2026. There were no securities in a continuous unrealized loss position for more than 12 months as of March 28, 2026. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 28, 2026, the Company does not consider any of its investments to be impaired.

As of March 29, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$284,885	$1,635	$(55)	$286,465
U.S. Treasury securities	8,689	45	(3)	8,731
Total securities	$293,574	$1,680	$(58)	$295,196
The Company’s specifically identified gross unrealized losses of $0.1 million related to securities with total amortized costs of approximately $29.8 million at March 29, 2025. Securities in a continuous unrealized loss position for more than 12 months as of March 29, 2025 had an aggregate amortized cost of $1.9 million and an immaterial aggregate unrealized loss as of March 29, 2025. As of March 29, 2025, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 28, 2026		March 29, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$86,371	$86,697	$56,044	$56,160
After 1 year	267,488	266,160	237,530	239,036
Total	$353,859	$352,857	$293,574	$295,196

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
The Company’s long-term revolving facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate ("Term SOFR") plus 10 basis points plus applicable margin.  As of March 28, 2026, there are no amounts drawn under the facility and the fair value is zero.
As of March 28, 2026 and March 29, 2025, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 28, 2026 and March 29, 2025.

The following summarizes the fair value of our financial instruments at March 28, 2026 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$748,675	$—	$—	$748,675

Available-for-sale securities
Corporate debt securities	$—	$352,185	$—	$352,185
U.S. Treasury securities	672	—	—	672
	$672	$352,185	$—	$352,857

The following summarizes the fair value of our financial instruments at March 29, 2025 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$491,467	$—	$—	$491,467

Available-for-sale securities
Corporate debt securities	$—	$286,465	$—	$286,465
U.S. Treasury securities	8,731	—	—	8,731
	$8,731	$286,465	$—	$295,196

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
As of March 28, 2026, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $18.7 million. The fair value of this contract was not material as of March 28, 2026.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024	Location
Gain / (Loss) recognized in income
Foreign currency forward contracts	$749	$(2)	$(431)	Other income (expense)

6.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 28, 2026	March 29, 2025
Gross accounts receivable	$220,149	$216,009
Allowance for doubtful accounts	—	—
Accounts receivable, net	$220,149	$216,009
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The allowance for doubtful accounts and recoveries on bad debt were immaterial for fiscal years 2026, 2025, and 2024.

7.    Intangibles, net and Goodwill

The following information details the gross carrying amount, accumulated amortization, and net carrying value of our intangible assets subject to amortization (in thousands):

	March 28, 2026			March 29, 2025
Intangible Category / Weighted-Average Remaining Amortization Period (in years)	Gross Amount	Accumulated Amortization	Net Carrying Value	Gross Amount	Accumulated Amortization	Net Carrying Value
Existing technology (2.3)	146,146	(130,772)	15,374	146,146	(124,183)	21,963
Technology licenses (7.7)	15,967	(10,614)	5,353	16,029	(10,531)	5,498
Total	$162,113	$(141,386)	$20,727	$162,175	$(134,714)	$27,461

Amortization expense for intangibles in fiscal years 2026, 2025, and 2024 was $7.6 million, $7.6 million, and $9.0 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 28, 2026, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

Fiscal Year
2027	$7,545
2028	$7,450
2029	$2,774
2030	$500
2031	$500
Thereafter	$1,958
The goodwill balance included on the consolidated balance sheet was $435.9 million and $435.9 million at March 28, 2026 and March 29, 2025, respectively.

8.    Revolving Credit Facility

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the "Second Amended Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility would have matured on July 8, 2026, prior to the third amended and restated credit agreement described below. The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the "Subsidiary Guarantors"). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.
On March 20, 2023, the Company entered into the First Amendment (the "Amendment") to its Second Amended Credit Agreement, with the lending institutions party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment updates the benchmark interest rate provisions to replace the London interbank offered rate ("LIBOR") with the forward-looking secured overnight financing rate ("Term SOFR"), for the purposes of calculating interest under the terms of the Second Amended Credit Agreement.
Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) a Term SOFR rate plus a 10 basis point credit spread adjustment plus the applicable margin. The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the "Consolidated Leverage Ratio"). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.
The Revolving Credit Facility contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $200 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the "Consolidated Net Leverage Ratio") and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the "Consolidated Interest Coverage Ratio"). The Second Amended Credit Agreement also contains negative covenants limiting the Company's or any Subsidiary's ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. Further, the Second Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations.
As of March 28, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.
As of March 28, 2026, future interest payment obligations based on forecasted commitment fees under the Revolving Credit Facility were as follows (in thousands):

Fiscal Year
2027	$276
2028	—
2029	—
2030	—
2031	—
Thereafter	—
Total	$276

Third Amended Credit Agreement

On May 4, 2026, subsequent to fiscal 2026 year-end, the Company entered into a third amended and restated credit agreement (the "Third Amended Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, which amended and restated the Second Amended Credit Agreement. The Third Amended Credit Agreement provides for a $350 million senior secured revolving credit facility (the "Revolving Credit Facility"). The

Revolving Credit Facility matures on May 4, 2031 (the "Maturity Date"). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s Subsidiary Guarantors. The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.
Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) Base Rate Loans or (b) SOFR Loans. The Applicable Margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the "Consolidated Leverage Ratio"). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.
The Third Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Third Amended Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Revolving Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $300 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.50 to 1.00 (the "Consolidated Net Leverage Ratio") and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the "Consolidated Interest Coverage Ratio").

9.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal ("HPMS").

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Audio Products	$1,159,933	$1,137,157	$1,083,939
HPMS Products	837,446	758,920	704,951
Total	$1,997,379	$1,896,077	$1,788,890

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2026	2025	2024
China	$1,066,874	$1,126,367	$1,114,310
United States	14,870	15,838	17,971
Rest of World	915,635	753,872	656,609
Total	$1,997,379	$1,896,077	$1,788,890

See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

10.    Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place. All of the Company’s leases have been classified as operating leases.

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
Operating lease - in excess of 12 months	$19,741	$19,750
Variable lease	6,150	6,137
Short-term lease	168	351
Operating lease income	(1,997)	(944)
Total net operating lease expense	$24,062	$25,294

Supplemental operating lease information:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
Balance Sheet Information (in thousands)
Operating lease right-of-use assets	$120,676	$126,688
Operating lease liabilities	$133,977	$143,719

Cash Flow Information (in thousands)
Operating cash outflows from operating leases	$22,446	$21,965
Non-Cash Information
Right-of-use assets obtained in exchange for new operating lease liabilities	9,425	3,538
Lease remeasurements	(1,087)	(1,078)

Operating Lease Information
Weighted-average remaining lease term - operating leases (in years)	11	11
Weighted-average discount rate - operating leases	4%	4%

Future lease commitments and income under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 28, 2026, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments	Operating Lease Income
2027	$19,966	$(2,764)
2028	21,489	(3,001)
2029	20,547	(2,160)
2030	17,762	—
2031	17,955	—
Thereafter	72,169	—
Total	$169,888	$(7,925)
Less imputed interest and other	(35,911)	—
Total	$133,977	$(7,925)

Operating lease liabilities consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Current lease liabilities	$19,872	$21,811
Non-current lease liabilities	114,105	121,908
Total operating lease liabilities	$133,977	$143,719

11.    Postretirement Benefit Plans

We have Defined Contribution Plans ("the Plans") covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $12.4 million, $11.3 million, and $11.0 million during fiscal years 2026, 2025, and 2024, respectively.

12.    Equity Compensation

The Company is currently granting equity awards from the 2018 Long Term Incentive Plan (the "Plan"), which was approved by stockholders in August 2018 and subsequently amended and restated on July 26, 2024. The Plan provides for granting of stock options, restricted stock awards, restricted stock units, performance awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock units, and performance awards (including market stock units and performance stock units). Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units, market stock units, and performance stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between one and four years, and are exercisable for a period of ten years from the date of grant.  Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years. Performance stock units are generally subject to vesting from one to three years, depending upon the terms of the grant.
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 29, 2025	2,540
Granted	(1,163)
Forfeited	203
Balance, March 28, 2026	1,580

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2026	2025	2024
Cost of sales	$976	$1,332	$1,403
Research and development	51,698	59,184	63,678
Sales, general and administrative	29,137	23,630	24,190
Effect on pre-tax income	81,811	84,146	89,271
Income Tax Benefit	(17,687)	(19,152)	(20,646)
Total stock-based compensation expense (net of taxes)	64,124	64,994	68,625
Stock-based compensation effects on basic earnings per share	$1.25	$1.22	$1.26
Stock-based compensation effects on diluted earnings per share	1.21	1.18	1.22

The total stock-based compensation expense included in the table above and which is attributable to restricted stock units, performance based stock units, and market stock units was $79.7 million, $80.7 million, and $85.1 million for fiscal years 2026, 2025, and 2024, respectively. Stock-based compensation expense is presented within operating activities in the consolidated statement of cash flows.
As of March 28, 2026, there was $146.7 million of compensation costs related to non-vested stock options, restricted stock units, market stock units, and performance stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.20 years for stock options, 1.45 years for restricted stock units, 2.08 years for market stock units, and 1.17 years for performance stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $12.1 million, $9.4 million and $0.2 million in fiscal years 2026, 2025, and 2024, respectively.

Stock Options
The Company did not grant any stock options during fiscal year 2026. Accordingly, no grant-date fair value assumptions are presented for the current year. In fiscal years 2025 and 2024, we estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 29, 2025	March 30, 2024
Expected stock price volatility	35.70%	34.53% - 39.92%
Risk-free interest rate	4.33%	3.99% - 4.11%
Expected term (in years)	3.73	3.85 - 4.07
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of stock options granted in fiscal years 2025 and 2024 were $54.04, and $39.61, respectively.
During fiscal years 2026, 2025, and 2024, we received a net $3.9 million, $15.4 million, and $3.3 million, respectively, from the exercise of 0.1 million, 0.3 million, and 0.1 million, respectively, stock options granted under the Company’s Stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2026, 2025, and 2024, was $4.3 million, $14.7 million, and $2.8 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 29, 2025	504	$81.53
Options exercised	(67)	57.44
Options forfeited	(8)	96.22
Balance, March 28, 2026	429	$85.06
Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 28, 2026 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	426	$84.98	6.00	$24,872
Exercisable	348	$82.41	5.65	$21,237
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.8 million, $4.3 million, and $4.2 million, became vested during fiscal years 2026, 2025, and 2024, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 28, 2026 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$38.15 - $88.00	228	4.77	$73.61	226	$73.53
$93.24 - $129.24	201	7.43	98.07	122	98.77
	429	6.02	$85.06	348	$82.41
As of March 28, 2026, March 29, 2025, and March 30, 2024, the number of options exercisable was 0.3 million, 0.3 million, and 0.5 million respectively.

Restricted Stock Units
Restricted stock units ("RSUs") are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2026 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 29, 2025	2,532	$81.04
Granted	710	120.61
Vested	(948)	75.81
Forfeited	(126)	87.16
March 28, 2026	2,168	$95.94

The aggregate intrinsic value of RSUs outstanding as of March 28, 2026, March 29, 2025, and March 30, 2024 was $310.9 million, $252.0 million, and $286.9 million, respectively, which is calculated using the closing stock price on the last day of trading in the fiscal year. Additional information with regards to outstanding RSUs that are expected to vest as of March 28, 2026, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,061	$95.32	1.42
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $71.9 million, $94.7 million, and $64.6 million became vested during fiscal years 2026, 2025, and 2024, respectively. The majority of RSUs that vested in 2026, 2025 and 2024 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2026, 2025, and 2024 the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million, 1.2 million, and 0.9 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million, 0.3 million, and 0.3 million and total payments for the employees’ tax obligations to taxing authorities were $36.5 million, $36.4 million, and $18.9 million for fiscal years 2026, 2025, and 2024, respectively.

Market Stock Units
Market stock units ("MSUs") granted prior to February 2024 vest based upon the relative total shareholder return ("TSR") of the Company as compared to that of the Philadelphia Semiconductor Index, while MSUs granted after February 2024 vest based on the TSR of the Company as compared to that of the Russell 3000 Index (collectively referred to as the "Indexes"). The requisite service period for these MSUs is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Indexes over the requisite service period. The fair value is based on the risk-free rate of return, the volatility of the stock price of the Company and the Indexes, the correlation of the stock price of the Company with the Indexes, and the dividend yield.
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Expected stock price volatility	40.40%	39.34% - 41.61%	34.53%
Risk-free interest rate	3.52%	3.97% - 4.15%	4.12%
Expected term (in years)	3.00	3.00	3.00

A summary of the activity for MSUs in fiscal year 2026 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 29, 2025	104	$152.23
Granted	64	203.35
Vested	(38)	128.94
Forfeited	(1)	141.48
March 28, 2026	129	$182.90

The aggregate intrinsic value of MSUs outstanding as of March 28, 2026, March 29, 2025, and March 30, 2024 was $18.4 million, $10.4 million, and $9.4 million, respectively, which is calculated using the closing stock price on the last day of trading in the fiscal year. Additional information with regard to outstanding MSUs that are expected to vest as of March 28, 2026 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	119	$182.09	2.06
MSUs with a fair value of $4.9 million, $5.1 million, and $0.8 million became vested during fiscal year 2026, 2025, and 2024 respectively.

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
A summary of the activity for PSUs in fiscal year 2026 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Fair Value
March 29, 2025	109	$104.41
Granted	1	109.42
Vested	—	—
Forfeited	(3)	104.41
March 28, 2026	107	$104.48

The aggregate intrinsic value of PSUs outstanding as of March 28, 2026 and March 29, 2025 was $15.4 million and $10.9 million, respectively, which is calculated using the closing stock price on the last day of trading in the fiscal year. Additional information with regard to outstanding PSUs that are expected to vest as of March 28, 2026 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	142	$104.46	1.50
PSUs that are expected to vest are presented based on management's assessment of performance against the Company's strategic revenue goals and are consistent with the performance assumptions used to measure and record stock-based compensation expense as of fiscal year-end. No PSUs vested during fiscal year 2026.

13.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 28, 2026, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $26.1 million, $26.2 million, and $23.6 million, for fiscal years 2026, 2025, and 2024, respectively. Rental income was $2.0 million, $0.9 million, and $0.2 million, for fiscal years 2026, 2025, and 2024, respectively.

See Note 10 - Leases for minimum future rental commitments and income under all operating leases as of March 28, 2026.
Capacity Reservation Agreement
On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the "Capacity Reservation Agreement") with GLOBALFOUNDRIES Singapore Pte. Ltd. ("GlobalFoundries") to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the "Commitment Period"). On February 18, 2025, the Capacity Reservation Agreement was amended (the "Amendment") to define the quarterly spread of the remaining wafer quantities under the agreement.
The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $6.7 million as of March 28, 2026, and is recorded in "Other current assets" on the consolidated balance sheets within the short-term or long-term classification, as appropriate. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The balance of the prepayment is $14.7 million at March 28, 2026, and is currently recorded in "Prepaid wafers" on the consolidated balance sheets. As of March 28, 2026, the Company estimates its remaining purchase obligation to be approximately $180 million of wafers from GlobalFoundries under the Capacity Reservation Agreement.
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
The Company's purchase commitments primarily include the Company's obligations to purchase wafers and related assembly and testing services described above, in addition to future payments related to multi-year tool commitments and capital expenditures.
Total future unconditional purchase commitments as of March 28, 2026 were as follows (in thousands):

Fiscal Year
2027	$322,245
2028	12,907
2029	9,652
2030	6,693
2031	1,367
Thereafter	1,366
Total	$354,230

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

15.    Stockholders' Equity

Share Repurchase Program
Beginning in fiscal year 2024, the Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, included as a reduction to accumulated earnings in the Consolidated Statements of Stockholders' Equity. As of March 28, 2026, the Company has an accrued balance of approximately $1.8 million related to this excise tax. Disclosure of repurchased amounts and related average costs below exclude the impact of excise taxes.
In July 2022, the Company announced that the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. In March 2025, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. During the fiscal year ended March 28, 2026, the Company repurchased 2.5 million shares of its common stock under the combined share authorizations for $280.0 million, at an average cost of $113.91 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 28, 2026. The Company completed share repurchases under the 2022 authorization in the first quarter of fiscal year 2026. As of March 28, 2026, $274.1 million remains available for repurchase under the 2025 authorization.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 28, 2026, we have not issued any of the authorized shares.

16.    Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.
The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Total
Balance, March 30, 2024	$(1,897)	$(706)	$(2,603)
Current period foreign exchange translation	(566)	—	(566)
Current period marketable securities activity	—	2,514	2,514
Tax effect	—	(528)	(528)
Balance, March 29, 2025	$(2,463)	$1,280	$(1,183)
Current period foreign exchange translation	413	—	413
Current period marketable securities activity	—	(2,624)	(2,624)
Tax effect	—	551	551
Balance, March 28, 2026	$(2,050)	$(793)	$(2,843)

17.    Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
U.S.	$1,601	$538	$(10,343)
Non-U.S.	495,133	444,376	374,279
	$496,734	$444,914	$363,936

The provision (benefit) for income taxes consists of (in thousands):

Fiscal Year Ended
March 28, 2026
Current:
U.S. Federal	$5,578
U.S. State and Local	(116)
Non-U.S.	77,996
Total Current	$83,458
Deferred:
U.S. Federal	2,265
U.S. State and Local	280
Non-U.S.	(3,677)
Total Deferred	(1,132)
Provision for Income Taxes	$82,326

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
Current:
U.S.	$39,932	$42,184
Non-U.S.	73,573	60,615
Total Current	$113,505	$102,799
Deferred:
U.S.	1,575	(5,178)
Non-U.S.	(1,673)	(8,257)
Total Deferred	(98)	(13,435)
Provision for Income Taxes	$113,407	$89,364

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Year Ended
	March 28, 2026
	Amount	Percent
U.S. federal tax at statutory rate	$104,314	21.0%
State and local income taxes, net of federal income tax effect (1)	227	0.1%
Foreign tax effects:
United Kingdom
Statutory tax rate difference	19,761	4.0%
Patent box incentive benefit	(42,066)	(8.5)%
Stock-based compensation	(7,352)	(1.5)%
Other	191	—%
Other foreign jurisdictions	1,433	0.3%
Effect of cross-border tax laws:
GILTI and Subpart F income, net of foreign tax credit	1,765	0.4%
Nontaxable or nondeductible items	3,239	0.7%
Changes in unrecognized tax benefits	2,681	0.5%
Other adjustments	(1,867)	(0.4)%
Effective Tax Rate	$82,326	16.6%
(1) State income taxes in California comprise the majority of the effect of the state and local income tax category.

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
U.S. federal statutory rate	21.0%	21.0%
Foreign income taxed at different rates	(3.5)%	(7.1)%
Stock-based compensation	(1.7)%	(0.1)%
Foreign-derived intangible income deduction	—%	(0.2)%
GILTI and Subpart F income	14.1%	14.6%
Foreign tax credits	(5.6)%	(4.1)%
Release of prior year unrecognized tax benefits	—%	(0.2)%
Interest related to unrecognized tax benefits	0.6%	0.7%
U.S. research and development credit	—%	(0.7)%
Other	0.6%	0.7%
Effective tax rate	25.5%	24.6%

The One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, included a broad range of tax reform provisions and extended or modified many provisions first enacted in the Tax Cuts and Jobs Act ("TCJA") in 2017. Beginning with fiscal year 2026, the OBBBA permanently eliminated the TCJA's requirement to capitalize U.S. research and development ("R&D") expenditures. A number of other provisions, including modifications to existing international tax provisions, will take effect in fiscal year 2027.
The effective tax rate for fiscal year 2026 was favorably impacted by the impacts of the OBBBA, primarily due to current fiscal year U.S. R&D expenditures no longer being capitalized within GILTI, which the Company has elected to treat as a period cost. The effective tax rates for fiscal years 2025 and 2024 were unfavorably impacted by the TCJA provision that required R&D expenditures incurred in those periods to be capitalized and amortized ratably over five or fifteen years depending on the location in which the research activities are conducted, which resulted in increased GILTI inclusions in each prior period. All periods presented were unfavorably impacted by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduce the amount of foreign tax credits available to offset GILTI.

The TCJA also required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the TCJA. As of March 28, 2026, there is no remaining balance of our transition tax obligation, as the final installment was paid in fiscal year 2026.
Cash paid for income taxes (net of refunds) consisted of the following (in thousands):

Fiscal Year Ended
March 28, 2026
U.S. Federal	$14,381
U.S. State and Local	171
Foreign:
United Kingdom	34,819
Other	250
Cash paid for income taxes (net of refunds)	$49,621

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of our deferred tax assets and liabilities as of March 28, 2026 and March 29, 2025 were as follows (in thousands):

	March 28, 2026	March 29, 2025
Deferred tax assets:
Accrued expenses and allowances	$3,622	$3,939
Net operating loss carryforwards	609	889
Research and development tax credit carryforwards	11,867	12,024
Stock-based compensation	22,757	23,099
Lease liabilities	22,563	23,562
Capitalized research and development	8,482	10,461
Depreciation and amortization	11,896	6,823
Other	766	714
Total deferred tax assets	$82,562	$81,511
Valuation allowance for deferred tax assets	(12,445)	(12,475)
Net deferred tax assets	$70,117	$69,036
Deferred tax liabilities:
Right of use asset	20,072	20,302
Acquisition intangibles	—	134
Other	221	450
Total deferred tax liabilities	$20,293	$20,886
Total net deferred tax assets	$49,824	$48,150

At March 28, 2026, the Company had gross federal net operating loss carryforwards of $0.8 million that are subject to certain limitations under Section 382 of the Internal Revenue Code and expire in fiscal years 2027 through 2031. At March 28, 2026 the Company had gross foreign net operating loss carryforwards of $0.1 million that do not expire and gross state net operating loss carryforwards of $5.6 million that expire in fiscal years 2027 through 2030. In addition, the Company had $12.0 million of state minimum tax and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2031 through 2034, and others do not expire.
A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance for certain deferred tax assets, primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Our valuation allowance decreased by $31 thousand in fiscal year 2026, which was the net effect of a gross increase of $225 thousand that affected the effective tax rate and a gross decrease of $256 thousand that was offset by a corresponding reduction in deferred tax assets on the balance sheet.  Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 28, 2026, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for potential foreign withholding taxes on other foreign earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. et al. v. Commissioner which concluded that the regulations relating to the treatment of stock-based compensation expense in intercompany cost-sharing arrangements were invalid. In 2016 the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit reversed the decision of the U.S. Tax Court and upheld the cost-sharing regulations. On February 10, 2020, Altera Corp. filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, which was denied by the Supreme Court on June 22, 2020. Although the issue is now resolved within the Ninth Circuit, the Ninth Circuit's opinion is not binding in other circuits. The potential impact of this issue on the Company, which is not located within the jurisdiction of the Ninth Circuit, is unclear at this time. We will continue to monitor developments related to this issue and the potential impact of those developments on the Company's current and prior fiscal years.
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 28, 2026	March 29, 2025
Beginning balance	$32,077	$32,077
Additions	—	—
Reductions	—	—
Ending balance	$32,077	$32,077
At March 28, 2026, the Company had gross unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized. The Company’s unrecognized tax benefits are classified as "Non-current income taxes" in the consolidated balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2026 and 2025 we recognized interest expense, net of tax, of approximately $2.7 million and $2.8 million, respectively. The total amount of interest accrued as of March 28, 2026 was $14.6 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions including the United Kingdom. Fiscal years 2017 through 2019 and 2023 through 2026 remain open to examination by the major taxing jurisdictions in which the Company operates.
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

18.    Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board ("FASB") guidelines. Our Chief Executive Officer ("CEO") has been identified as the CODM under these guidelines.
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
The table below presents the Company's significant segment operating expenses (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024

Personnel-related (1)	368,936	353,338	333,559
Product development (2)	59,547	64,946	65,912
Other segment items (3)	165,309	167,395	173,135
Total Operating Expense	$593,792	$585,679	$572,606

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

Geographic Area
The Company's geographic details of revenue and property, plant and equipment are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
China	$1,066,874	$1,126,367	$1,114,310
India	313,751	205,902	125,138
Hong Kong	222,736	196,530	219,053
Vietnam	185,060	123,073	96,080
South Korea	120,022	142,655	119,532
United States	14,870	15,838	17,971
Rest of World	74,066	85,712	96,806
Total consolidated net sales	$1,997,379	$1,896,077	$1,788,890

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
United States	$122,232	$133,383
United Kingdom	12,081	13,570
Rest of World	9,662	12,947
Total consolidated property, plant and equipment, net	$143,975	$159,900

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 28, 2026.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 28, 2026, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 28, 2026, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   Other Information
Trading Arrangements

The following table details contracts, instructions and written plans for the purchase or sale of securities, which were entered into during the fourth quarter of fiscal year 2026. None of our directors or Section 16 officers entered into or terminated a non-Rule 10b5-1 trading arrangement during the fourth quarter of fiscal year 2026.

Name and Title	Action	Trading Arrangement (1)	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement (2)
Carl Alberty - EVP, MSP	Adoption	Rule 10b5-1(c)	February 26, 2026	March 26, 2027	up to 5,348 to be sold

Andy Brannan - EVP, Worldwide Sales	Adoption	Rule 10b5-1(c)	February 27, 2026	October 30, 2026	up to 8,109 to be sold

Jeff Baumgartner - EVP, R&D	Adoption	Rule 10b5-1(c)	February 27, 2026	December 31, 2026	up to 24,702 to be sold

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

ITEM 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 31, 2026 (the "Proxy Statement") under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Conduct ("the Code") that applies to all of its directors, officers, and employees. A copy of the Code can be found within the Corporate Governance section of our "Investors" page on our website at investor.cirrus.com. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
Insider Trading Policies and Procedures
The information contained under the heading Insider Trading Policies and Prohibition Against Short Selling, Hedging, and Pledging in our proxy statement for the 2026 Annual Meeting of Stockholders is incorporated by reference. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, Pay vs Performance Disclosure and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Named Executive Officer Compensation and Proposal No. 4 — Approval of an Amendment and Restatement of the Company’s 2018 Long Term Incentive Plan is incorporated herein by reference.

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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025.
▪Consolidated Statements of Income for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024. (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	Description of Securities (6)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015 (4)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.3+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (3)
10.4+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan (5)
10.5+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (7)
10.6+	Second Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (11)
10.7+	Cirrus Logic, Inc. Amended and Restated 2018 Long Term Incentive Plan (16)
10.8+	Form of Restricted Stock Unit Agreement (13)
10.9+	Form of Notice of Grant of Restricted Stock Units (5)
10.10+	Form of Performance Award Agreement (13)
10.11+	Form of Notice of Grant of Performance Award (5)
10.12+	Form of Stock Option Agreement (13)
10.13+	Form of Notice of Grant of Stock Option (5)
10.14+	Form of Notice of Grant of Stock Award (5)
10.15
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (8)

10.16	First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 20, 2023, with the Lending party thereto and Wells Fargo Bank, National Association, as administrative agent (12)
10.17
Third Amended and Restated Credit Agreement, entered May 4, 2026, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (17)

10.18+	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (9)
10.19+	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (9)
10.20*†	Capacity Reservation and Wafer Supply Commitment Agreement (9)
10.21+	Cirrus Logic, Inc. 2007 Management and Key Individual Contributor Incentive Plan, as amended and restated on March 22, 2022 (10)
10.22+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on May 15, 2026
10.23+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of MSU Performance Award (14)
10.24+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan Notice of Grant of PSU Performance Award (14)
10.25*	Amendment 1 to Capacity Reservation and Wafer Supply Commitment Agreement (18)
14.1	Corporate Code of Conduct as amended and restated on May 5, 2026
19.1	Insider Trading and Confidentiality Policy, as amended and restated on February 24, 2025 (18)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cirrus Logic Inc. Recovery of Erroneously Awarded Incentive Compensation Policy, adopted August 24, 2023 (15)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(1)	Incorporated by reference to Exhibit 2 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2024 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 8, 2023 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 333-136219).
(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015 (Registration No. 000-17795).
(5)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(6)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(7)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).
(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 8, 2021 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 28, 2021 (Registration No. 000-17795).
(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 25, 2022 (Registration No. 000-17795).
(11)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 2, 2022 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 22, 2023 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 24, 2024 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on February 4, 2025 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 24, 2024 (Registration No. 000-17795).
(16)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2024 (Registration No. 000-17795).
(17)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on May 6, 2026 (Registration No. 000-17795).
(18)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 23, 2025 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ JEFF WOOLARD
Jeff Woolard
Chief Financial Officer and Principal Accounting Officer
May 21, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 21, 2026
John M. Forsyth

/s/ JEFF WOOLARD	Chief Financial Officer and Principal Accounting Officer	May 21, 2026
Jeff Woolard

/s/ ALEXANDER M. DAVERN	Director	May 21, 2026
Alexander M. Davern

/s/ RAGHIB HUSSAIN	Director	May 21, 2026
Raghib Hussain

/s/ DUY-LOAN LE	Director	May 21, 2026
Duy-Loan Le

/s/ CATHERINE P. LEGO	Director	May 21, 2026
Catherine P. Lego

/s/ WILLIAM D. MOSLEY	Director	May 21, 2026
William D. Mosley

/s/ DAVID J. TUPMAN	Director	May 21, 2026
David J. Tupman