Form 10-Q
period 2026-06-27
CIRRUS LOGIC, INC.
filed 2026-08-05
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 3, 2026 was 50,117,561.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 27, 2026

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 27,	March 28,
	2026	2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$810,666	$800,930
Marketable securities	80,596	86,697
Accounts receivable, net	253,971	220,149
Inventories	262,746	240,871
Prepaid assets	44,449	47,587
Prepaid wafers	—	14,733
Other current assets	21,040	22,741
Total current assets	1,473,468	1,433,708

Long-term marketable securities	276,056	266,160
Right-of-use lease assets	117,066	120,676
Property and equipment, net	149,845	143,975
Intangibles, net	19,168	20,727
Goodwill	435,936	435,936
Deferred tax assets	54,443	49,824
Other assets	34,298	18,368
Total assets	$2,560,280	$2,489,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,090	$80,645
Accrued salaries and benefits	44,182	52,723
Software license agreements	22,091	22,229
Current lease liabilities	20,761	19,872
Other accrued liabilities	29,176	19,187
Total current liabilities	194,300	194,656

Long-term liabilities:
Non-current lease liabilities	109,703	114,105
Non-current income taxes	47,320	46,721
Software license agreements	19,826	5,896
Total long-term liabilities	176,849	166,722

Stockholders' equity:
Capital stock	1,967,875	1,945,958
Accumulated earnings	224,213	184,881
Accumulated other comprehensive loss	(2,957)	(2,843)
Total stockholders' equity	2,189,131	2,127,996
Total liabilities and stockholders' equity	$2,560,280	$2,489,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 27,	June 28,
	2026	2025
Net sales	$459,723	$407,272
Cost of sales	217,868	193,242
Gross profit	241,855	214,030
Operating expenses
Research and development	115,013	102,892
Selling, general and administrative	42,406	38,744
Total operating expenses	157,419	141,636
Income from operations	84,436	72,394
Interest income	10,406	8,840
Interest expense	(324)	(218)
Other expense	(363)	(388)
Income before income taxes	94,155	80,628
Provision for income taxes	17,304	19,931
Net income	$76,851	$60,697

Basic earnings per share	$1.52	$1.17
Diluted earnings per share	$1.47	$1.14
Basic weighted average common shares outstanding	50,550	51,727
Diluted weighted average common shares outstanding	52,353	53,319

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 28,
	2026	2025
Net income	$76,851	$60,697
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(42)	769
Unrealized gain (loss) on marketable securities	(91)	242
Benefit (provision) for income taxes	19	(51)
Comprehensive income	$76,737	$61,657

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 28,
	2026	2025
Cash flows from operating activities:
Net income	$76,851	$60,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,156	13,173
Stock-based compensation expense	20,589	20,809
Deferred income taxes	(4,600)	(5,938)
Gain on retirement or write-off of long-lived assets	(67)	—
Other non-cash adjustments	152	(16)
Net change in operating assets and liabilities:
Accounts receivable	(33,822)	1,924
Inventories	(21,875)	20,108
Prepaid wafers	14,733	6,138
Other assets	3,723	2,014
Accounts payable and other accrued liabilities	(7,976)	(8,806)
Income taxes payable	3,264	6,028
Net cash provided by operating activities	64,128	116,131

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	47,044	22,990
Purchases of available-for-sale marketable securities	(50,930)	(26,435)
Purchases of property, equipment and software	(15,143)	(2,638)
Investments in technology	(361)	(132)
Net cash used in investing activities	(19,390)	(6,215)

Cash flows from financing activities:
Debt issuance costs	(2,057)	—
Net proceeds from the issuance of common stock	1,329	382
Repurchase of stock to satisfy employee tax withholding obligations	(2,774)	(1,049)
Repurchase and retirement of common stock	(31,500)	(99,999)
Net cash used in financing activities	(35,002)	(100,666)

Net increase in cash and cash equivalents	9,736	9,250

Cash and cash equivalents at beginning of period	800,930	539,620
Cash and cash equivalents at end of period	$810,666	$548,870

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	60,697	—	60,697
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	191	191
Change in foreign currency translation adjustments	—	—	—	—	769	769
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	37	—	383	(1,049)	—	(666)
Repurchase and retirement of common stock	(1,014)	(1)	—	(100,964)	—	(100,965)
Stock-based compensation	—	—	20,809	—	—	20,809
Balance, June 28, 2025	51,314	$51	$1,881,421	$49,035	$(223)	$1,930,284

Balance, March 28, 2026	50,596	$51	$1,945,907	$184,881	$(2,843)	$2,127,996
Net income	—	—	—	76,851	—	76,851
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(72)	(72)
Change in foreign currency translation adjustments	—	—	—	—	(42)	(42)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	60	—	1,329	(2,774)	—	(1,445)
Repurchase and retirement of common stock	(211)	(1)	—	(34,745)	—	(34,746)
Stock-based compensation	—	—	20,589	—	—	20,589
Balance, June 27, 2026	50,445	$50	$1,967,825	$224,213	$(2,957)	$2,189,131

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 28, 2026, included in our Annual Report on Form 10-K filed with the Commission on May 21, 2026.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to improve the financial accounting disclosure of environmental credits and environmental credit obligations, providing recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance is to be applied retrospectively. The Company is currently evaluating the impact of this guidance on financial statement disclosures.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the Consolidated Condensed Balance Sheet as “Marketable securities,” within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at June 27, 2026 (in thousands):

As of June 27, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$349,969	$421	$(1,497)	$348,893
U.S. Treasury securities	7,776	2	(19)	7,759
Total securities	$357,745	$423	$(1,516)	$356,652

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were $1.5 million related to securities with total amortized costs of approximately $221.8 million at June 27, 2026. There were no securities in a continuous unrealized loss position for more than 12 months as of June 27, 2026. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 27, 2026, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 28, 2026 (in thousands):

As of March 28, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$353,190	593	$(1,598)	$352,185
U.S. Treasury securities	669	3	—	672
Total securities	$353,859	$596	$(1,598)	$352,857

The Company's specifically identified gross unrealized losses of $1.6 million related to securities with total amortized costs of approximately $197.4 million at March 28, 2026. There were no securities in a continuous unrealized loss position for more than 12 months as of March 28, 2026. As of March 28, 2026, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 27, 2026		March 28, 2026
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$80,325	$80,596	$86,371	$86,697
After 1 year	277,420	276,056	267,488	266,160
Total	$357,745	$356,652	$353,859	$352,857

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, and U.S. Treasury securities, and are reflected on our Consolidated Condensed Balance Sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate (“Term SOFR”). As of June 27, 2026, there are no amounts drawn under the facility and the fair value is zero.

As of June 27, 2026 and March 28, 2026, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 27, 2026.

The following summarizes the fair value of our financial instruments at June 27, 2026 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$757,137	$—	$—	$757,137

Available-for-sale securities
Corporate debt securities	$—	$348,893	$—	$348,893
U.S. Treasury securities	7,759	—	—	7,759
	$7,759	$348,893	$—	$356,652

The following summarizes the fair value of our financial instruments at March 28, 2026 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	748,675	—	—	748,675

Available-for-sale securities
Corporate debt securities	$—	$352,185	$—	$352,185
U.S. Treasury securities	672	—	—	672
	$672	$352,185	$—	$352,857

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within “Other expense” in the Consolidated Condensed Statements of Income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of June 27, 2026, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $17.8 million. The fair value of this contract was not material as of June 27, 2026.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(399)	$1,164	Other expense

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 27,	March 28,
	2026	2026
Gross accounts receivable	$253,971	$220,149
Allowance for doubtful accounts	—	—
Accounts receivable, net	$253,971	$220,149

7. Inventories

Inventories are comprised of the following (in thousands):

	June 27,	March 28,
	2026	2026
Work in process	$174,313	$162,533
Finished goods	88,433	78,338
	$262,746	$240,871

8. Revolving Credit Facility

On May 4, 2026, the Company entered into a third amended and restated credit agreement (the “Third Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amended and restated the Second Amended Credit Agreement. The Third Amended Credit Agreement provides for a $350 million senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility matures on May 4, 2031 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the "Subsidiary Guarantors"). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest, at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) the forward-looking term rate based on the secured overnight financing rate ("Term SOFR") plus the applicable margin ("SOFR Loans"). The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for SOFR Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.

The Third Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Third Amended Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Revolving Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $300 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.50 to 1.00 (the “Consolidated Net Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the “Consolidated Interest Coverage Ratio”).

As of June 27, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Third Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal (“HPMS”).

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended
	June 27,	June 28,
	2026	2025
Audio Products	$249,034	$240,043
HPMS Products	210,689	167,229
	$459,723	$407,272

Geographic Area
See the Company's geographic details of revenue in Note 15 - Segment Information.

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 27,	June 28,
	2026	2025
Income before income taxes	$94,155	$80,628
Provision for income taxes	$17,304	$19,931
Effective tax rate	18.4%	24.7%

Our income tax expense was $17.3 million and $19.9 million for the first quarters of fiscal years 2027 and 2026, respectively, resulting in effective tax rates of 18.4 percent and 24.7 percent, respectively.

The effective tax rate for the first quarter of fiscal year 2027 was lower than the prior period presented, primarily due to the July 4, 2025 enactment of the One Big Beautiful Bill Act that reinstated immediate expensing of U.S. R&D expenditures. The effective tax rate for the first quarter of fiscal year 2026 was unfavorably impacted by the Tax Cuts and Jobs Act of 2017 provision that required worldwide R&D expenditures to be capitalized and amortized, which resulted in increased GILTI inclusions in that period, and by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduced the amount of foreign tax credits available to offset GILTI.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 27, 2026, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 27, 2026, the balance of accrued interest and penalties, net of tax, was $15.2 million.

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

11. Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  These potentially dilutive items consist primarily of outstanding equity awards.

The following table details the calculation of basic and diluted earnings per share for the three months ended June 27, 2026 and June 28, 2025 (in thousands, except per share amounts):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Numerator:
Net income	$76,851	$60,697
Denominator:
Weighted average shares outstanding	50,550	51,727
Effect of dilutive securities	1,803	1,592
Weighted average diluted shares	52,353	53,319
Basic earnings per share	$1.52	$1.17
Diluted earnings per share	$1.47	$1.14

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 27, 2026 and June 28, 2025 were 60 thousand and 253 thousand, respectively, as the shares were anti-dilutive.

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

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee, which is amortized over the Commitment Period. The balance of this reservation fee is $3.9 million as of June 27, 2026, and is recorded in “Other current assets” on the Consolidated Condensed Balance Sheets. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which are credited back to the Company as a portion of the price of wafers purchased, which began in the Company's second fiscal quarter of 2024. The prepayment is fully utilized at June 27, 2026.

Subsequent to quarter-end, on June 30, 2026, the Company entered into a new Capacity Reservation and Wafer Supply Commitment Agreement (the “Commitment Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2027-2028 (the “Period”). The Commitment Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Period, subject to certain shortfall provisions. The Company currently estimates that it will purchase at least approximately $600 million of wafers from GlobalFoundries over the period of calendar years 2027 and 2028 under the Commitment Agreement.

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

14. Stockholders' Equity

Common Stock

The Company issued immaterial amounts of shares of common stock during both the three months ended June 27, 2026, and June 28, 2025, respectively.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of June 27, 2026, approximately $2.1 million is accrued related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In March 2025, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of June 27, 2026, approximately $260.4 million of the Company's common stock has been repurchased, leaving approximately $239.6 million available for repurchase under the 2025 authorization. During the three months ended June 27, 2026, the Company repurchased 0.2 million shares of the Company's common stock for $34.5 million, at an average cost of $163.43 per share under the 2025 authorization. During the quarter ended June 27, 2026, $3.0 million is included in "Other accrued liabilities" on the Consolidated Condensed Balance Sheets, related to repurchases executed but not settled as of quarter end. The related cash payments were made subsequent to quarter-end.

Additionally, subsequent to June 27, 2026, as of August 5, 2026, the Company utilized $50.5 million to repurchase 0.4 million shares at an average price of $140.53 under a Rule 10b5-1 trading plan.

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

The table below presents the Company's significant segment operating expenses (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Personnel-related (1)	$99,040	$88,318
Product development (2)	15,888	13,731
Other segment items (3)	42,491	39,587
Total Operating Expense	$157,419	$141,636

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

Geographic Area
The Company's geographic details of revenue are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
China	$216,710	$189,955
India	83,265	75,429
Hong Kong	56,429	49,175
Vietnam	54,738	36,263
South Korea	23,609	32,893
United States	5,544	4,648
Rest of World	19,428	18,909
Total consolidated sales	$459,723	$407,272

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 2026, contained in our fiscal year 2026 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 21, 2026.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q including Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are based on expectations, estimates, forecasts and projections and the beliefs and assumptions of our management as of the filing of this Form 10-Q.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and readers should not place undue reliance on such statements.  We undertake no obligation, and expressly disclaim any duty, to revise or update publicly any forward-looking statement for any reason, except as required by law.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A - Risk Factors” in our 2026 Annual Report on Form 10-K filed with the Commission on May 21, 2026, and in “Part II, Item 1A - Risk Factors” within this Quarterly Report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

During the first quarter of fiscal year 2027, we saw strong demand for our custom products shipping into smartphones. We also made good progress in the development of our next-generation camera controller and new smart power IC for 3D sensing applications. The latter is part of a broader set of power and battery opportunities that we believe will diversify our product portfolio and support long-term growth. Beyond smartphones, the PC market remains our largest near-term growth opportunity. In the current quarter, we were encouraged by our design win activity and customer engagement, which included interest in our latest smart codec for AI-enabled PCs. Additionally, in June multiple customers announced new PCs based on NVIDIA’s RTX Spark™ platform, which are expected to ship later this year with Cirrus Logic amplifiers and codecs.

In our general market business, we also continued to expand across a broad base of customers in the professional audio, automotive, industrial, and imaging markets. Our progress in the first quarter of fiscal year 2027 included taping out a new high-performance analog front-end (AFE) component for metrology applications, which we expect to begin sampling in the September quarter. While this component will initially be used for smart meters, we believe over time the underlying technology can extend into adjacent applications such as data center DC metrology, energy storage, EV charging, and grid monitoring. We remain optimistic about our opportunities to continue leveraging our mixed-signal design and signal processing expertise to drive growth across new applications and markets in future years.

Finally, we recently signed a new Capacity Reservation and Wafer Supply Agreement with GlobalFoundries. This agreement builds on our existing partnership and secures dedicated wafer capacity and pricing for calendar 2027 and 2028, further supporting the broad range of opportunities we see ahead. We are also continuing to collaborate with GlobalFoundries on next-generation process technologies and progressing towards manufacturing products in the United States at their facility in Malta, New York.

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

There have been no significant changes during the three months ended June 27, 2026, to the information provided under the headings “Critical Accounting Estimates” and “Summary of Significant Accounting Policies” included in our fiscal year 2026 Annual Report on Form 10-K for the fiscal year ended March 28, 2026.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2027 and 2026 are 52-week fiscal years.

The following table summarizes the results of our operations for the three months of fiscal years 2027 and 2026, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited. Percentages are rounded to the nearest whole percent and, as a result, may not sum to subtotals presented.

	Three Months Ended
	June 27,	June 28,
	2026	2025
Net sales	100%	100%
Gross margin	53%	53%
Research and development	25%	25%
Selling, general and administrative	9%	10%
Income from operations	18%	18%
Interest income	2%	2%
Interest expense	—%	—%
Other expense	—%	—%
Income before income taxes	20%	20%
Provision for income taxes	4%	5%
Net income	17%	15%

Net Sales

Net sales for the first quarter of fiscal year 2027 increased $52.5 million, or 13 percent, to $459.7 million from $407.3 million in the first quarter of fiscal year 2026.  Net sales from our audio products increased $9.0 million, primarily driven by higher sales of components shipping in smartphones, partially offset by declines in average sales prices ("ASPs") due to previously anticipated pricing reductions. Net sales from HPMS products increased $43.5 million for the quarter versus the first quarter of fiscal year 2026, primarily due to higher sales of components shipping in smartphones, partially offset by declines in ASPs due to previously anticipated pricing reductions.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for each of the first quarters of fiscal years 2027 and 2026. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For the first quarters of fiscal years 2027 and 2026, our ten largest end customers represented approximately 96 percent and 95 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent and 86 percent of the Company’s total net sales for the first quarters of fiscal years 2027 and 2026, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 27, 2026 or June 28, 2025.

For more information, please see “Part II, Item 1A - Risk Factors” — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.6 percent in the first quarter of fiscal years 2027 and 2026, remaining flat for the period, as a favorable product mix was partially offset by higher freight and supply chain costs.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2027 was $115.0 million, an increase of $12.1 million, from $102.9 million in the first quarter of fiscal year 2026. Significant drivers included increased employee-related, product development, variable compensation, and IT and facilities-related costs during the quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2027 was $42.4 million, an increase of $3.7 million, from $38.7 million in the first quarter of fiscal year 2026, due primarily to increased employee-related costs and professional fees for the quarter.

Interest Income

The Company reported interest income of $10.4 million and $8.8 million for the three months ended June 27, 2026, and June 28, 2025, respectively. Interest income increased in the current period due to higher average cash, cash equivalents and marketable securities balances, partially offset by marginally lower interest rates compared to the prior period.

Interest Expense

The Company reported interest expense of $0.3 million and $0.2 million for the three months ended June 27, 2026, and June 28, 2025, respectively.  Interest expense consists primarily of commitment fees and debt issuance cost amortization associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Expense

For the three months ended June 27, 2026 and June 28, 2025, the Company reported other expense of $0.4 million and $0.4 million, respectively. This activity primarily related to non-investment related expense and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 27,	June 28,
	2026	2025
Income before income taxes	$94,155	$80,628
Provision for income taxes	$17,304	$19,931
Effective tax rate	18.4%	24.7%

Our income tax expense for the first quarter of fiscal year 2027 was $17.3 million compared to $19.9 million for the first quarter of fiscal year 2026, resulting in effective tax rates of 18.4 percent and 24.7 percent, respectively.

The effective tax rate for the first quarter of fiscal year 2027 was lower than the prior period presented, primarily due to the July 4, 2025 enactment of the One Big Beautiful Bill Act that reinstated immediate expensing of U.S. R&D expenditures. The effective tax rate for the first quarter of fiscal year 2026 was unfavorably impacted by the Tax Cuts and Jobs Act of 2017 provision that required worldwide R&D expenditures to be capitalized and amortized, which resulted in increased GILTI inclusions in the period, and by U.S. tax rules related to refundable tax credits, including R&D expenditure credits available to us in the United Kingdom, that reduced the amount of foreign tax credits available to offset GILTI.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for inventory, capital expenditures, share repurchases, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and available borrowings under our $350 million Revolving Credit Facility.

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $64.1 million for the first three months of fiscal year 2027 versus $116.1 million generated for the corresponding period of fiscal year 2026.  The cash flow from operations during the first three months of fiscal year 2027 was related to the cash components of our net income and a $42.0 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventory, and decreases in accounts payable and other accrued liabilities, partially offset by increases in prepaid wafer usage (related to the Capacity Reservation Agreement).  The cash flow from operations during the corresponding period of fiscal year 2026 was related to the cash components of our net income and a $27.4 million favorable change in working capital, primarily as a result of decreases in inventory, increases in prepaid wafer usage (related to the Capacity Reservation Agreement) and income taxes payable, partially offset by decreases in accounts payable and other accrued liabilities.

Net cash used in investing activities was $19.4 million during the first three months of fiscal year 2027 versus $6.2 million during the first three months of fiscal year 2026.  The cash used in investing activities in the first three months of fiscal year 2027 was related to net purchases of marketable securities of $3.9 million and capital expenditures and technology investments of $15.5 million.  The cash used in investing activities in the corresponding period in fiscal year 2026 was related to net purchases of marketable securities of $3.4 million and capital expenditures and technology investments of $2.8 million.

Net cash used in financing activities was $35.0 million during the first three months of fiscal year 2027 and was primarily associated with stock repurchases for the period of $31.5 million. The cash used in financing activities during the first three months of fiscal year 2026 of $100.7 million was primarily associated with stock repurchases during the period of $100.0 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential future acquisitions of companies or technologies, inventory build, and commitments under the Capacity Reservation and Commitment Agreements with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements). We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time.
Revolving Credit Facility

On May 4, 2026, the Company entered into a third amended and restated credit agreement (the “Third Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Third Amended Credit Agreement provides for a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on May 4, 2031 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s Subsidiary Guarantors. The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

As of June 27, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Third Amended Credit Agreement.

See Note 8 — Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of June 27, 2026, does not materially differ from the description of our market risks included in “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2026 Annual Report on Form 10-K filed with the Commission on May 21, 2026. For related financial statement impact see Note 5 - Derivative Financial Instruments of the Notes to the Consolidated Condensed Financial Statements.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 27, 2026.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 28, 2026, as filed with the Commission on May 21, 2026, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2027 and 2026, our ten largest end customers represented approximately 96 percent and 95 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 90 percent and 86 percent of the Company’s total net sales for the first quarter of fiscal years 2027 and 2026, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 27, 2026, or June 28, 2025.

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

We have long-term capacity reservation and wafer supply agreements with GlobalFoundries, which include obligations to purchase wafers from GlobalFoundries through calendar year 2028. If our requirements are different from the number of wafers that we have committed to purchase from GlobalFoundries, or if GlobalFoundries is not able to satisfy our manufacturing requirements, our results of operations and financial condition could be adversely impacted.

In 2021, in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021 to reserve capacity and set wafer pricing for products purchased pursuant to the agreement through 2026. In February 2025, this agreement was amended to reflect an agreed change in the number of wafers to be shipped on a quarterly basis during calendar years 2025 and 2026. On June 30, 2026, the Company entered into a new Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries to reserve capacity and set wafer pricing for products pursuant to the agreement for calendar years 2027-2028.

Although we believe these agreements are a good use of our financial resources and secure capacity for certain products through 2028, the agreements with GlobalFoundries involve certain risks that have resulted and may in the future result in excess inventory, or may place us at a competitive disadvantage, have a negative impact on our liquidity, or adversely affect our results of operations and financial condition. Pursuant to the agreements, the Company is required to purchase, and GlobalFoundries is required to supply, a certain number of wafers on a quarterly basis. Customers, on occasion, cancel, reschedule orders, or change future product plans on short notice, which can lead to our actual wafer requirements being less than the number of wafers required to meet the applicable wafer purchase requirements, potentially resulting in excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

Additionally, the agreements set forth pricing for wafer purchases pursuant to the agreements through 2028. If market conditions change and wafer prices in the market decrease significantly below what is contemplated in the agreements, the agreements may put us at a competitive disadvantage relative to our competitors.

Even with long-term supply agreements, we are still subject to risks that GlobalFoundries will be unable to meet its supply commitments, achieve anticipated manufacturing yields, manufacture our products on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our customers' product demands. If this were to occur, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if GlobalFoundries experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments made as part of the agreements.

Any of the foregoing could materially harm our liquidity, financial condition and results of operations and could put us at a disadvantage relative to our competitors.

We could be subject to changes in tax laws, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom (“U.K.”), where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. For example, many countries have started to implement legislation and other guidance to align their international tax rules with the Organization of Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including implementation of a global minimum tax (“Pillar Two”). In another example, the U.K. government has proposed legislation relating to the treatment of foreign permanent establishments for U.K. tax purposes. If enacted, interpreted or applied in a manner adverse to our structure or operations, such changes could alter the treatment of income, expenses, tax attributes or incentives associated with U.K. foreign branch operations, including by reducing the availability or value of the U.K. research and expenditure credit or other tax benefits, and could adversely affect our provision for income taxes, effective tax rate, operating results, cash flows and financial condition. These and other changes in tax laws and regulations may impact both our international and domestic tax liabilities and result in increased complexity and uncertainty and may adversely affect our provision for income taxes. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If our effective tax rates were to increase, particularly in the U.S. or the U.K., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. For discussion of our income taxes, see Note 10 - Income Taxes, of the Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1.

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

On May 4, 2026, the Company entered into a third amended and restated credit agreement (the “Third Amended Credit Agreement”) which provides for a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on May 4, 2031 (the “Maturity Date”). As of June 27, 2026, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Third Amended Credit Agreement.

Our Third Amended Credit Agreement contains restrictions that could limit our flexibility in operating our business.

Our Third Amended Credit Agreement contains various covenants that could limit our ability to engage in specified types of transactions under certain conditions. These covenants could limit our ability to, among other things:

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

A breach of any of these covenants could result in a default under the Third Amended Credit Agreement. In the event of a default, the lenders could elect to declare all amounts then outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not be able to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 27, 2026 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2026 - April 25, 2026	—	$—	—	$274,142
April 26, 2026 - May 23, 2026	155	$164.30	155	$248,695
May 24, 2026 - June 27, 2026	56	$161.02	56	$239,642
Total	211	$163.43	211	$239,642

(1) As of June 27, 2026, the Company has one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in March 2025. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. Under the 2025 share repurchase authorization, the Company repurchased 0.2 million shares of its common stock for $34.5 million during the first quarter of fiscal year 2027. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased and settled as of June 27, 2026, were retired.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

None of our directors or Section 16 officers entered into, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the purchase or sale of Company securities during the first quarter of fiscal year 2027.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1*†	Capacity Reservation and Wafer Supply Commitment Agreement, dated June 30, 2026
10.2
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
2.Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2023 (Registration No. 000-17795).
3.Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2026 (Registration No. 000-17795).
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
**    The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	August 5, 2026	/s/ Jeff Woolard

Jeff Woolard

Chief Financial Officer and Principal Accounting Officer