Form 10-Q
period 2026-09-26
CIRRUS LOGIC, INC.
filed 2026-11-04
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 2, 2026 was 49,862,052.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 26, 2026

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 26,	March 28,
	2026	2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$720,124	$800,930
Marketable securities	31,923	86,697
Accounts receivable, net	365,753	220,149
Inventories	271,198	240,871
Prepaid assets	47,080	47,587
Prepaid wafers	—	14,733
Other current assets	27,815	22,741
Total current assets	1,463,893	1,433,708

Long-term marketable securities	324,387	266,160
Right-of-use lease assets	113,552	120,676
Property and equipment, net	151,549	143,975
Intangibles, net	17,470	20,727
Goodwill	435,936	435,936
Deferred tax assets	44,851	49,824
Other assets	37,769	18,368
Total assets	$2,589,407	$2,489,374

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$104,407	$80,645
Accrued salaries and benefits	55,442	52,723
Software license agreements	16,586	22,229
Current lease liabilities	21,863	19,872
Other accrued liabilities	30,193	19,187
Total current liabilities	228,491	194,656

Long-term liabilities:
Non-current lease liabilities	105,871	114,105
Non-current income taxes	48,031	46,721
Software license agreements and other	14,846	5,896
Total long-term liabilities	168,748	166,722

Stockholders' equity:
Capital stock	1,986,816	1,945,958
Accumulated earnings	211,034	184,881
Accumulated other comprehensive loss	(5,682)	(2,843)
Total stockholders' equity	2,192,168	2,127,996
Total liabilities and stockholders' equity	$2,589,407	$2,489,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net sales	$559,462	$560,960	$1,019,185	$968,232
Cost of sales	258,909	266,586	476,778	459,828
Gross profit	300,553	294,374	542,407	508,404
Operating expenses
Research and development	123,341	110,021	238,354	212,913
Selling, general and administrative	44,840	39,589	87,246	78,333
Total operating expenses	168,181	149,610	325,600	291,246
Income from operations	132,372	144,764	216,807	217,158
Interest income	9,929	8,938	20,335	17,779
Interest expense	(257)	(243)	(581)	(462)
Other expense	(62)	(63)	(425)	(451)
Income before income taxes	141,982	153,396	236,136	234,024
Provision for income taxes	27,243	21,800	44,546	41,731
Net income	$114,739	$131,596	$191,590	$192,293

Basic earnings per share	$2.30	$2.57	$3.81	$3.74
Diluted earnings per share	$2.23	$2.48	$3.69	$3.61
Basic weighted average common shares outstanding	49,902	51,175	50,226	51,451
Diluted weighted average common shares outstanding	51,481	53,054	51,907	53,195

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net income	$114,739	$131,596	$191,590	$192,293
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	525	(209)	483	560
Unrealized gain (loss) on marketable securities	(4,114)	267	(4,205)	509
Benefit (provision) for income taxes	864	(56)	883	(107)
Comprehensive income	$112,014	$131,598	$188,751	$193,255

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 26,	September 27,
	2026	2025
Cash flows from operating activities:
Net income	$191,590	$192,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,747	25,877
Stock-based compensation expense	38,862	41,406
Deferred income taxes	5,857	1,532
Other non-cash adjustments	289	52
Net change in operating assets and liabilities:
Accounts receivable	(145,604)	(139,388)
Inventories	(30,327)	62,683
Prepaid wafers	14,733	23,016
Other assets	(14,313)	(6,471)
Accounts payable and other accrued liabilities	31,400	20,645
Income taxes payable	(4,200)	(13,300)
Net cash provided by operating activities	115,034	208,345

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	128,695	62,742
Purchases of available-for-sale marketable securities	(136,353)	(69,606)
Purchases of property, equipment and software	(23,561)	(6,506)
Investments in technology	(586)	(774)
Net cash used in investing activities	(31,805)	(14,144)

Cash flows from financing activities:
Debt issuance costs	(2,057)	—
Net proceeds from the issuance of common stock	1,996	1,950
Repurchase of stock to satisfy employee tax withholding obligations	(3,976)	(2,310)
Repurchase and retirement of common stock	(159,998)	(139,985)
Net cash used in financing activities	(164,035)	(140,345)

Net (decrease) increase in cash and cash equivalents	(80,806)	53,856

Cash and cash equivalents at beginning of period	800,930	539,620
Cash and cash equivalents at end of period	$720,124	$593,476

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three Months Ended	Shares	Amount
Balance, June 28, 2025	51,314	$51	$1,881,421	$49,035	$(223)	$1,930,284
Net income	—	—	—	131,596	—	131,596
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	211	211
Change in foreign currency translation adjustments	—	—	—	—	(209)	(209)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	66	—	1,569	(1,262)	—	307
Repurchase and retirement of common stock	(362)	—	—	(40,344)	—	(40,344)
Stock-based compensation	—	—	20,597	—	—	20,597
Balance, September 27, 2025	51,018	$51	$1,903,587	$139,025	$(221)	$2,042,442

Balance, June 27, 2026	50,445	$50	$1,967,825	$224,213	$(2,957)	$2,189,131
Net income	—	—	—	114,739	—	114,739
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(3,250)	(3,250)
Change in foreign currency translation adjustments	—	—	—	—	525	525
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	40	—	669	(1,202)	—	(533)
Repurchase and retirement of common stock	(992)	(1)	—	(126,716)	—	(126,717)
Stock-based compensation	—	—	18,273	—	—	18,273
Balance, September 26, 2026	49,493	$49	$1,986,767	$211,034	$(5,682)	$2,192,168
Six Months Ended
Balance, March 29, 2025	52,291	$52	$1,860,229	$90,351	$(1,183)	$1,949,449
Net income	—	—	—	192,293	—	192,293
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	402	402
Change in foreign currency translation adjustments	—	—	—	—	560	560
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	103	—	1,952	(2,311)	—	(359)
Repurchase and retirement of common stock	(1,376)	(1)	—	(141,308)	—	(141,309)
Stock-based compensation	—	—	41,406	—	—	41,406
Balance, September 27, 2025	51,018	$51	$1,903,587	$139,025	$(221)	$2,042,442

Balance, March 28, 2026	50,596	$51	$1,945,907	$184,881	$(2,843)	$2,127,996
Net income	—	—	—	191,590	—	191,590
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(3,322)	(3,322)
Change in foreign currency translation adjustments	—	—	—	—	483	483
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	100	—	1,998	(3,976)	—	(1,978)
Repurchase and retirement of common stock	(1,203)	(2)	—	(161,461)	—	(161,463)
Stock-based compensation	—	—	38,862	—	—	38,862
Balance, September 26, 2026	49,493	$49	$1,986,767	$211,034	$(5,682)	$2,192,168

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

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are initially categorized on the Consolidated Condensed Balance Sheet as “Marketable securities,” within the short-term or long-term classification, as appropriate, based on the original maturity.

The following table is a summary of available-for-sale securities at September 26, 2026 (in thousands):

As of September 26, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$354,407	$28	$(5,080)	$349,355
U.S. Treasury securities	7,110	—	(155)	6,955
Total securities	$361,517	$28	$(5,235)	$356,310

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were $5.2 million related to securities with total amortized costs of approximately $337.2 million at September 26, 2026. There were no securities in a continuous unrealized loss position for more than 12 months as of September 26, 2026. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 26, 2026, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 26, 2026		March 28, 2026
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$31,928	$31,923	$86,371	$86,697
After 1 year	329,589	324,387	267,488	266,160
Total	$361,517	$356,310	$353,859	$352,857

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

The Company's revolving credit facility, described in Note 8 - Revolving Credit Facility, bears interest at a base rate plus applicable margin or forward-looking secured overnight financing rate (“Term SOFR”). As of September 26, 2026, there are no amounts drawn under the facility and the fair value is zero.

As of September 26, 2026 and March 28, 2026, the Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three and six months ended September 26, 2026.

The following summarizes the fair value of our financial instruments at September 26, 2026 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$361,792	$—	$—	$361,792

Available-for-sale securities
Corporate debt securities	$—	$349,355	$—	$349,355
U.S. Treasury securities	6,955	—	—	6,955
	$6,955	$349,355	$—	$356,310

The following summarizes the fair value of our financial instruments at March 28, 2026 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$748,675	$—	$—	$748,675

Available-for-sale securities
Corporate debt securities	$—	$352,185	$—	$352,185
U.S. Treasury securities	672	—	—	672
	$672	$352,185	$—	$352,857

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

As of September 26, 2026, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $13.8 million. The fair value of this contract was not material as of September 26, 2026.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$145	$(266)	$(254)	$898	Other expense

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 26,	March 28,
	2026	2026
Gross accounts receivable	$365,753	$220,149
Allowance for doubtful accounts	—	—
Accounts receivable, net	$365,753	$220,149

7. Inventories

Inventories are comprised of the following (in thousands):

	September 26,	March 28,
	2026	2026
Work in process	$211,488	$162,533
Finished goods	59,710	78,338
	$271,198	$240,871

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

As of September 26, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Third Amended Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal (“HPMS”).

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands).

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Audio Products	$314,509	$318,214	$563,544	$558,257
HPMS Products	244,953	242,746	455,641	409,975
	$559,462	$560,960	$1,019,185	$968,232

Geographic Area
See the Company's geographic details of revenue in Note 15 - Segment Information.

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Income before income taxes	$141,982	$153,396	$236,136	$234,024
Provision for income taxes	$27,243	$21,800	$44,546	$41,731
Effective tax rate	19.2%	14.2%	18.9%	17.8%

Income tax expense was $27.2 million and $21.8 million for the second quarters of fiscal years 2027 and 2026, respectively, resulting in effective tax rates of 19.2 percent and 14.2 percent, respectively. Income tax expense for the first six months of fiscal years 2027 and 2026 was $44.5 million and $41.7 million, respectively, resulting in effective tax rates of 18.9 percent and 17.8 percent, respectively.

The effective tax rates for all periods presented were lower than the statutory rate, primarily due to the effect of income in foreign jurisdictions taxed below the federal statutory rate, offset by certain nondeductible items. All periods presented were favorably impacted by the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), enacted in the second quarter of fiscal year 2026, which permanently eliminated the requirement to capitalize U.S. R&D expenditures effective from the beginning of fiscal year 2026.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 26, 2026, the Company had unrecognized tax benefits of $32.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Condensed Balance Sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 26, 2026, the balance of accrued interest and penalties, net of tax, was $16.0 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 26, 2026 and September 27, 2025 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Numerator:
Net income	$114,739	$131,596	$191,590	$192,293
Denominator:
Weighted average shares outstanding	49,902	51,175	50,226	51,451
Effect of dilutive securities	1,579	1,879	1,681	1,744
Weighted average diluted shares	51,481	53,054	51,907	53,195
Basic earnings per share	$2.30	$2.57	$3.81	$3.74
Diluted earnings per share	$2.23	$2.48	$3.69	$3.61

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 26, 2026 were 100 thousand and 73 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 27, 2025 were 65 thousand and 252 thousand, respectively, as the shares were anti-dilutive.

12. Commitments and Contingencies

Capacity Reservation Agreement

On June 30, 2026, the Company entered into a new Capacity Reservation and Wafer Supply Commitment Agreement (the “Commitment Agreement”) with GlobalFoundries to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2027-2028 (the “Period”). The Commitment Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Period, subject to certain shortfall provisions. The Company currently estimates that it will purchase at least approximately $600 million of wafers from

GlobalFoundries over the period of calendar years 2027 and 2028 under the Commitment Agreement. There are no remaining wafer commitments under the July 28, 2021 Capacity Reservation Agreement with GlobalFoundries.
Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. With the exception of the terms of the Commitment Agreement described above, generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly and test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.
The Company's purchase commitments primarily include the Company's obligations to purchase wafers (including under the Commitment Agreement) and related assembly and testing services described above, in addition to future payments predominantly related to multi-year tool commitments.
Total future unconditional purchase commitments as of September 26, 2026, were as follows (in thousands):

Fiscal Year
Remainder of 2027	$296,018
2028	369,713
2029	274,406
2030	17,593
2031	3,065
Thereafter	950
Total	$961,745

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

14. Stockholders' Equity

Common Stock

The Company issued an immaterial number of shares of common stock during the three months ended September 26, 2026, and 0.1 million shares of common stock for the six months ended September 26, 2026 and three and six months ended September 27, 2025.

Share Repurchase Program

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. As of September 26, 2026, approximately $1.5 million is accrued related to this excise tax. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

In March 2025, the Board of Directors authorized the repurchase of up to $500 million of the Company's common stock. As of September 26, 2026, approximately $385.9 million of the Company's common stock has been repurchased, leaving approximately $114.1 million available for repurchase under the 2025 authorization. During the three months ended September 26, 2026, the Company repurchased 1.0 million shares of the Company's common stock for $125.5 million, at an average cost of $126.51 per share under the 2025 authorization. During the first six months ended September 26, 2026, the Company repurchased 1.2 million shares of the Company's common stock for $160.0 million, at an average cost of $132.99 per share under the 2025 authorization.

Additionally, subsequent to September 26, 2026, as of October 30, 2026, the Company utilized $18.6 million to repurchase 0.2 million shares at an average price of $108.67 under a Rule 10b5-1 trading plan.

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

The table below presents the Company's significant segment operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Personnel-related (1)	$101,777	$91,148	$200,817	$179,467
Product development (2)	18,043	16,550	33,930	30,281
Other segment items (3)	48,361	41,912	90,853	81,498
Total Operating Expense	$168,181	$149,610	$325,600	$291,246

(1) Personnel-related expenses include variable compensation and employee-related expenses, which primarily include employee base pay and benefit expenses.
(2) Product development costs include software, engineering mask sets, wafers, and boards, as well as outside design services.
(3) Other segment items primarily include stock-based compensation, IT and facilities-related costs, depreciation and amortization, professional fees, and other operating expenses, offset by the benefit received from research and development expenditure credits.

Geographic Area
The Company's geographic details of revenue are included below.
The following illustrates net sales by ship to location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
China	$329,521	$302,950	$546,231	$492,905
India	80,328	69,765	163,593	145,194
Vietnam	70,905	57,464	125,643	93,727
Hong Kong	40,482	69,335	96,911	118,510
South Korea	16,413	34,238	40,022	67,131
United States	4,201	3,033	9,745	7,681
Rest of World	17,612	24,175	37,040	43,084
Total consolidated sales	$559,462	$560,960	$1,019,185	$968,232

16. Subsequent Events

On October 6, 2026, the Company acquired 100% of the authorized, issued and outstanding capital of INVENTVM Semiconductor S.r.l. (“INVENTVM”), a privately held fabless semiconductor company based in Italy, specializing in mixed-signal power management and audio integrated circuits. The acquisition is not material to the Company’s consolidated financial statements and will be accounted for as a business combination beginning in the third quarter of fiscal year 2027.

On October 26, 2026, the Board of Directors authorized the repurchase of up to an additional $500 million of the Company's common stock. This authorization is in addition to the approximately $114.1 million that remained available under the March 2025 authorization as of September 26, 2026 (see Note 14 - Stockholders' Equity). Repurchases may be made from time to time through open market purchases, including under Rule 10b5-1 trading plans, or in privately negotiated transactions, and will be funded from existing cash. The authorization has no expiration date and may be modified or suspended at any time.

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

During the second quarter of fiscal year 2027, we saw our latest-generation custom boosted amplifier and 22-nanometer smart codec featured in newly launched smartphones, along with a higher attach rate of our third-generation camera controller. We also made progress on the development of new custom components, with our smart power IC for 3D sensing applications remaining on schedule and the tape out of our fourth-generation camera controller. Beyond smartphones, a new premium six-speaker PC based on NVIDIA’s RTX Spark™ platform featuring Cirrus Logic amplifiers and a codec was recently introduced and we taped out our second-generation smart codec for AI-enabled PCs. In our general market business, we began sampling our new analog front-end components for smart metering and secured the first production orders for our new industrial imaging components. Finally, subsequent to the end of the quarter, we completed the acquisition of INVENTVM, a fabless semiconductor company specializing in mixed-signal power management and audio integrated circuits. This acquisition not only expands our engineering capacity but also strengthens our competitive position and product portfolio in the emerging consumer wearable and AI gadget markets.

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

There have been no significant changes during the three and six months ended September 26, 2026, to the information provided under the headings “Critical Accounting Estimates” and “Summary of Significant Accounting Policies” included in our fiscal year 2026 Annual Report on Form 10-K for the fiscal year ended March 28, 2026.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations

Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2027 and 2026 are 52-week fiscal years.

The following table summarizes the results of our operations for the three and six months of fiscal years 2027 and 2026, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited. Percentages are rounded to the nearest whole percent and, as a result, may not sum to subtotals presented.

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Gross margin	54%	53%	53%	53%
Research and development	22%	20%	23%	22%
Selling, general and administrative	8%	7%	9%	9%
Income from operations	24%	26%	21%	22%
Interest income	2%	1%	2%	2%
Interest expense	—%	—%	—%	—%
Other expense	—%	—%	—%	—%
Income before income taxes	25%	27%	23%	24%
Provision for income taxes	5%	4%	4%	4%
Net income	21%	23%	19%	20%

Net Sales

Net sales for the second quarter of fiscal year 2027 decreased $1.5 million, to $559.5 million from $561.0 million in the second quarter of fiscal year 2026.  Net sales from our audio products decreased $3.7 million, primarily driven by lower general market sales. Net sales from HPMS products increased $2.2 million for the quarter versus the second quarter of fiscal year 2026, primarily due to higher sales of components shipping into smartphones, partially offset by lower general market sales and previously anticipated pricing reductions.

Net sales for the first six months of fiscal year 2027 increased $51.0 million, or 5 percent, to $1.0 billion from $968.2 million for the first six months of fiscal year 2026. Net sales from our audio products increased $5.3 million, primarily driven by higher smartphone unit volumes and increased content shipping into smartphones, partially offset by lower general market sales and declines due to previously anticipated pricing reductions. Net sales from HPMS products increased $45.7 million for the first six months of fiscal year 2027 versus the first six months of fiscal year 2026, primarily due to higher sales of components shipping into smartphones. Declines due to lower general market sales and previously anticipated pricing reductions partially offset the increase.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for each of the second quarters and six month periods of fiscal years 2027 and 2026. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors, or third-party manufacturers contracted to produce their designs.  For each of the second quarters of fiscal years 2027 and 2026, our ten largest end customers represented approximately 97 percent of our net sales, and 96 percent and 97 percent for the first six months of fiscal years 2027 and 2026, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 93 percent and 90 percent of the Company’s total net sales for the second quarters of fiscal years 2027 and 2026, respectively, and 92 percent and 88 percent for the first six months of fiscal years 2027 and 2026, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 26, 2026 or September 27, 2025.

For more information, please see “Part II, Item 1A - Risk Factors” — “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 53.7 percent and 52.5 percent in the second quarter of fiscal years 2027 and 2026, respectively. The increase was primarily due to a more favorable product mix, lower inventory reserves, and a temporary benefit from wafers purchased under prior agreements with GlobalFoundries, partially offset by higher freight and supply chain costs.

Gross margin was 53.2 percent for the first six months of fiscal year 2027, up from 52.5 percent for the first six months of fiscal year 2026. The increase was primarily due to a more favorable product mix and lower inventory reserves, partially offset by higher freight and supply chain costs.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2027 was $123.3 million, an increase of $13.3 million, from $110.0 million in the second quarter of fiscal year 2026. Significant drivers were increased employee-related costs, including acquisition-specific employee bonus and retention payments, increased IT and facilities-related, and product development costs, partially offset by reductions in variable compensation costs.

Research and development expense for the first six months of fiscal year 2027 was $238.4 million, an increase of $25.4 million, from $212.9 million for the first six months of fiscal year 2026, primarily due to increased employee-related costs, including acquisition-specific employee bonus and retention payments, IT and facilities-related, and product development costs, offset by increased R&D incentives for the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2027 was $44.8 million, an increase of $5.3 million, from $39.6 million in the second quarter of fiscal year 2026, due to higher professional fees associated with acquisition-related costs, and higher employee-related costs, partially offset by reductions in stock-based compensation expenses related to performance-based awards.

Selling, general and administrative expense for the first six months of fiscal year 2027 was $87.2 million, an increase of $8.9 million, from $78.3 million for the first six months of fiscal year 2026, predominantly due to higher professional fees associated with acquisition-related costs. Additional increases are attributed to employee-related costs and other professional fees, partially offset by reductions in stock-based compensation expenses related to performance-based awards.

Interest Income

The Company reported interest income of $9.9 million and $20.3 million for the three and six months ended September 26, 2026, and $8.9 million and $17.8 million for the three and six months ended September 27, 2025, respectively. Interest income increased in the current period due to higher average cash, cash equivalents and marketable securities balances, partially offset by marginally lower interest rates compared to the prior period.

Interest Expense

The Company reported interest expense of $0.3 million and $0.6 million for the three and six months ended September 26, 2026, and $0.2 million and $0.5 million for the three and six months ended September 27, 2025, respectively.  Interest expense consists primarily of commitment fees and debt issuance cost amortization associated with the Company's Revolving Credit Facility (see Note 8 - Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements).

Other Expense

For the three and six months ended September 26, 2026, the Company reported other expense of $0.1 million and $0.4 million, respectively. For the three and six months ended September 27, 2025, the Company reported other expense of $0.1 million and $0.5 million, respectively. This activity primarily related to non-investment related expense and remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Income before income taxes	$141,982	$153,396	$236,136	$234,024
Provision for income taxes	$27,243	$21,800	$44,546	$41,731
Effective tax rate	19.2%	14.2%	18.9%	17.8%

Our income tax expense for the second quarter of fiscal year 2027 was $27.2 million compared to $21.8 million for the second quarter of fiscal year 2026, resulting in effective tax rates of 19.2 percent and 14.2 percent, respectively. Income tax expense for the first six months of fiscal years 2027 and 2026 was $44.5 million and $41.7 million, respectively, resulting in effective tax rates of 18.9 percent and 17.8 percent, respectively.

The effective tax rates for all periods presented were lower than the statutory rate, primarily due to the effect of income in foreign jurisdictions taxed below the federal statutory rate, offset by certain nondeductible items. All periods presented were favorably impacted by the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), enacted in the second quarter of fiscal year 2026, which permanently eliminated the requirement to capitalize U.S. R&D expenditures effective from the beginning of fiscal year 2026.

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

Cash generated from our operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash generated from operations was $115.0 million for the first six months of fiscal year 2027 versus $208.3 million generated for the corresponding period of fiscal year 2026.  The cash flow from operations during the first six months of fiscal year 2027 was related to the cash components of our net income and a $148.3 million unfavorable change in working capital, primarily as a result of increases in accounts receivables, inventories, and other assets, partially offset by increases in accounts payable and other accrued liabilities and prepaid wafer usage (related to the Capacity Reservation Agreement).  The cash flow from operations during the corresponding period of fiscal year 2026 was related to the cash components of our net income and a $52.8 million unfavorable change in working capital, primarily as a result of an increase in accounts receivables and decrease in income taxes payable, partially offset by decreases in inventory, and increases in prepaid wafer usage (related to the Capacity Reservation Agreement) and accounts payable and other accrued liabilities.

Net cash used in investing activities was $31.8 million during the first six months of fiscal year 2027 versus $14.1 million during the first six months of fiscal year 2026.  The cash used in investing activities in the first six months of fiscal year 2027 was related to net purchases of marketable securities of $7.7 million and capital expenditures and technology investments of $24.1 million.  The cash used in investing activities in the corresponding period in fiscal year 2026 was related to net purchases of marketable securities of $6.9 million and capital expenditures and technology investments of $7.3 million.

Net cash used in financing activities was $164.0 million during the first six months of fiscal year 2027 and was primarily associated with stock repurchases for the period of $160.0 million. The cash used in financing activities during the first six months of fiscal year 2026 of $140.3 million was primarily associated with stock repurchases during the period of $140.0 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential future acquisitions of companies or technologies, inventory build, and commitments under the Commitment Agreement with GlobalFoundries (discussed further in Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements). We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, in the short-term (i.e. the next 12 months) and in the long-term, although we could be required, or could elect, to seek additional funding prior to that time.

The Company’s contractual cash requirements have changed since the fiscal year 2026 Form 10-K, including manufacturing purchase obligations and multi-year tool commitments. See additional details of total future unconditional purchase commitments within Note 12 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements.

Manufacturing Purchase Obligations

The Company's manufacturing purchase obligations consist primarily of commitments related to our wafer supply arrangements and third-party assembly vendors that package the wafer die into finished products. As of September 26, 2026, the Company had unconditional manufacturing purchase obligations of $273.6 million, payable within the remaining 2027 fiscal year.

Other Purchase Obligations

The Company's other purchase obligations consist primarily of multi-year tool commitments. As of September 26, 2026, the Company's unconditional other purchase obligations were $22.4 million, payable within the remaining 2027 fiscal year.
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

As of September 26, 2026, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Third Amended Credit Agreement.

See Note 8 — Revolving Credit Facility of the Notes to the Consolidated Condensed Financial Statements for additional information including material terms and related covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  Information about our market risks as of September 26, 2026, does not materially differ from the description of our market risks included in “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” within our fiscal year 2026 Annual Report on Form 10-K filed with the Commission on May 21, 2026. For related financial statement impact see Note 5 - Derivative Financial Instruments of the Notes to the Consolidated Condensed Financial Statements.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 26, 2026.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For each of the second quarters of fiscal years 2027 and 2026, our ten largest end customers represented approximately 97 percent of our net sales. For the first six months of fiscal years 2027 and 2026, our ten largest end customers represented approximately 96 percent and 97 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 93 percent and 90 percent of the Company’s total net sales for the second quarter of fiscal years 2027 and 2026, respectively and 92 percent and 88 percent for the first six months of fiscal years 2027 and 2026, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 26, 2026, or September 27, 2025.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom (“U.K.”), where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. For example, many countries have started to implement legislation and other guidance to align their international tax rules with the Organization of Economic Cooperation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including implementation of a global minimum tax (“Pillar Two”). In another example, the U.K. government has proposed legislation relating to the treatment of foreign permanent establishments for U.K. tax purposes. If enacted, interpreted or applied in a manner adverse to our structure or operations, such changes could alter the treatment of income, expenses, tax attributes or incentives associated with U.K. foreign branch operations, including by reducing the availability or value of the U.K. research and development expenditure credit or other tax benefits, and could adversely affect our provision for income taxes, effective tax rate, operating results, cash flows and financial condition. These and other changes in tax laws and regulations may impact both our international and domestic tax liabilities and result in increased complexity and uncertainty and may adversely affect our provision for income taxes. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If our effective tax rates were to increase, particularly in the U.S. or the U.K., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

On May 4, 2026, the Company entered into a third amended and restated credit agreement (the “Third Amended Credit Agreement”) which provides for a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on May 4, 2031 (the “Maturity Date”). As of September 26, 2026, the Company did not have an outstanding balance under the Revolving Credit Facility. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Third Amended Credit Agreement.

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

On October 6, 2026, we announced that we had acquired Inventvm Semiconductor S.r.l. (“Inventvm”), a fabless semiconductor company based in Italy. We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies, including Inventvm, involves a number of risks, including, but not limited to:

- the potential disruption of our ongoing business;

- unexpected costs or incurring unknown liabilities;

- the diversion of management resources from other strategic and operational issues;

- the inability to retain the employees of the acquired businesses;

- difficulties relating to integrating the operations and personnel of the acquired businesses;

- the possibility that we do not realize the anticipated benefits of an acquisition, including the expected technology, intellectual property, and engineering capacity;

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

Our operations are currently structured to benefit from various incentives available to us in various jurisdictions to encourage research and development investment. For example, we receive a research and development expenditure credit in the United Kingdom ("RDEC"), which is recorded for accounting purposes as an offset to research and development expenses in the Company’s consolidated income statement and resulted in a benefit of $42.9 million in fiscal year 2026. The Company makes estimates of the RDEC receivable as of each balance sheet date, based upon facts known at the time. Although the Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company's prior estimates of RDEC receivables. If such credit is modified or rescinded, or we are no longer eligible for such credit, our financial results could be adversely impacted. For example, the U.K. government has proposed legislation relating to the treatment of foreign permanent establishments for U.K. tax purposes. If enacted, interpreted, or applied in a manner adverse to our structure or operations, the legislation, which as proposed would be effective beginning in fiscal year 2028, would likely reduce the availability or value of the RDEC, increase our R&D expenses, and decrease our cash flows. See further discussion of the research and development expenditure credit in the U.K. in Note 2 - Summary of Significant Accounting Policies - Government Assistance, of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K filed with the SEC on May 21, 2026.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 26, 2026 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2026 - July 25, 2026	595	$121.60	595	$167,320
July 26, 2026 - August 22, 2026	107	$112.09	107	$155,320
August 23, 2026 - September 26, 2026	290	$141.91	290	$114,142
Total	992	$126.51	992	$114,142

(1) As of September 26, 2026, the Company had one active share repurchase authorization, the $500 million in share repurchases authorized by the Board of Directors in March 2025. Share repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market, including pursuant to a Rule 10b5-1 trading plan, or in privately negotiated transactions. The timing of repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The authorization does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. Under the 2025 share repurchase authorization, the Company repurchased 1.0 million shares of its common stock for $125.5 million during the quarter ended September 26, 2026. The Company's repurchases reflected in the table above were made in the open market and were funded from existing cash. All shares of our common stock that were repurchased and settled as of September 26, 2026, were retired.

The Company's net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act, which is included as a reduction to accumulated earnings in the Consolidated Condensed Statements of Stockholders' Equity. Disclosure of repurchased amounts and related average costs exclude the impact of excise taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Trading Arrangements

None of our directors or Section 16 officers entered into, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the purchase or sale of Company securities during the second quarter of fiscal year 2027.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on July 26, 2024 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1*†	Capacity Reservation and Wafer Supply Commitment Agreement, dated June 30, 2026 (3)
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
3.Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2026 (Registration No. 000-17795).
4.Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2026 (Registration No. 000-17795).
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

CIRRUS LOGIC, INC.

Date:	November 4, 2026	/s/ Jeff Woolard

Jeff Woolard

Chief Financial Officer and Principal Accounting Officer